Form 10-K/A
period 1995-11-30
MICROTEK MEDICAL INC
filed 1996-05-23
CIK 763180

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A
                        (AMENDMENT NO. 2)


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended November 30, 1995; or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________________________to_______________________.

Commission file number:  0-20346

                          MICROTEK MEDICAL, INC.
         (Exact name of registrant as specified in its charter)

               DELAWARE                               64-0700671
              (State of                            (IRS employment
            incorporation)                       identification no.)

           512 LEHMBERG ROAD                             39702
         COLUMBUS, MISSISSIPPI                         (Zip Code)
(Address of principal executive offices)

              Registrant's telephone number, including area code:
                                (601) 327-1863

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                                                    ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on April 30, 1996, was approximately $63,269,400.

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of April 30, 1996 was 4,664,546 shares.

ITEM 1.  BUSINESS

GENERAL

     Microtek designs, manufactures and sells a broad range of surgical and medical supplies for use in targeted niche markets of the health care industry. The Company's principal product lines are:

INFECTION CONTROL PRODUCTS-specially designed disposable drapes for covering operating room equipment (such as microscopes, cameras, probes, lasers and light fixtures) during surgical procedures both to protect patients from contracting infectious diseases in the operating room environment and to reduce the risk of contamination between procedures; and

FLUID CONTROL PRODUCTS-specially designed disposable pouches typically attached to surgical patient drapes to safely control, collect and contain patient blood and other fluids both to protect health care personnel from contracting infectious diseases and to reduce operating room clean-up time.

     Microtek markets its products throughout the United States to hospitals, outpatient facilities, physicians' offices, operating room equipment manufacturers and custom kit companies through direct sales personnel and a network of independent dealers. The Company also has a direct sales force in the United Kingdom and distributes its products to Europe and the Middle East from its European distribution center located in Central England. The Company sells its products in over 60 countries, in addition to the United States.

RECENT ACQUISITIONS

     In March, 1995, the Company acquired the urological drape product line of Armatec Medical (a division of Little Rapids Corporation, Green Bay, Wisconsin) for a purchase price of $165,000 in cash.

     On June 30, 1995, the Company exchanged its otology products line and $2,650,000 in cash and notes for the medical drape product line of Xomed, Inc., a private company based in Jacksonville, Florida. As of that date, Microtek no longer manufactured otology products, referred to herein as the Company's "Specialty Products."

     On November 30, 1995, the Company purchased the assets and assumed certain liabilities of Medi-Plast International, Inc. ("Medi-Plast"), headquartered in Alpharetta, Georgia, for approximately $10.6 million in cash and notes. Medi-Plast manufactured and sold disposable surgical supplies for use in operating rooms.

     Also on November 30, 1995, Microtek purchased the medical drape line of Surgical Technologies, Inc., a Salt Lake City company, for a purchase price of $375,000 in cash.

     On March 22, 1996, the Company purchased the anti-microbial incise drape and scrub-and-prep brush product lines of Phoenix Medical Technology, Inc. The purchase price was approximately $1.155 million in cash, plus a contingent payment (not to exceed $1.825 million) based upon future sales of these products.

     On April 27, 1996, the Company purchased the Venodyne division of
Advanced Instruments, Inc. ("Venodyne"). Venodyne manufactures and markets pneumatic pumps and disposable compression sleeves for use in reducing deep vein thrombosis. The purchase price was $5.75 million in cash and notes, plus a contingent payment (not to exceed $1.0 million) based upon future gross margin from the sale of the Venodyne products.

PROPOSED MERGER WITH ISOLYSER

     On March 15, 1996, the Company entered into an Agreement and Plan of Merger with Isolyser Company, Inc. ("Isolyser"), pursuant to which the Company would become a wholly-owned subsidiary of Isolyser and each share of the Company's common stock would be converted into the right to receive such number of shares of Isolyser common stock as is equal to $16.50 divided by the average closing price of Isolyser common stock (but not less than $14.50 nor greater than $18.50) for a specified period prior to the merger.

     The proposed merger is subject to certain conditions, including approval by the stockholders of Microtek, regulatory filings and the absence of material adverse changes to the business of Microtek and Isolyser. If such conditions are satisfied, the merger is expected to become effective on or about June 30, 1996.

     It is a condition to the proposed merger that it be accounted for as a pooling-of-interests.

GROWTH STRATEGY

     The Company seeks to increase its sales and earnings from operations by enhancing marketing and distribution efforts both domestically and internationally, introducing new products, increasing direct sales representation, employing tele-sales agents for added sales coverage, and capitalizing on low-cost manufacturing opportunities in the Dominican Republic and Mexico.

     INCREASED MARKETING. The Company is in the process of increasing direct sales representation. In addition, two regional sales managers are engaged in developing marketing and sales programs for independent sales representatives and creating new distribution channels for the Company's products.

     INCREASED MARKET PENETRATION. Management believes that sales can be increased through greater penetration in both hospitals and other health care facilities. In order to increase customer contacts, the Company anticipates adding additional sales personnel to complement the independent sales representatives, as well as supplementing all sales territories with tele-sales representatives.

     LOW-COST MANUFACTURING. Microtek began manufacturing in the Dominican Republic in July 1991, and has increased its manufacturing capabilities in the Dominican Republic through facilities expansions in 1993 and 1995. These facilities give Microtek added manufacturing flexibility. When the unit volume on a given product reaches certain levels, the Company is able to shift production to the Dominican Republic and maintain its margins while offering competitive prices. In addition, the Company has leased a 32,000 square foot manufacturing facility in Empalme', Mexico to provide similar manufacturing to the Company's facilities in the Dominican Republic.

     INTERNATIONAL GROWTH. Microtek, implementing its plan for European growth, expanded its distribution facilities in the United Kingdom in 1994. Non-sterile products are now received directly from the Company's Dominican Republic facilities and are processed and shipped to European distributors. International sales totaled $7.3 million in 1995 as compared to $5.7 million in 1994.

RISK FACTORS

     The following risk factors should be carefully considered in evaluating the Company and its business:

     DEPENDENCE ON KEY PERSONNEL. The Company believes that its continued success will depend to a significant extent upon its senior management and key employees. The loss of the services of a significant number of these key personnel within a short period of time could have a material adverse effect upon the Company.

     GOVERNMENT REGULATION. Microtek is suject to regulation and periodic inspection of its facilities by the U. S. Food and Drug Administration ("FDA"). Some state and foreign governmental authorities also regulate Microtek and its products. There can be no assurance that the Company will not be adversely affected by any future changes in applicable laws and regulations.

     HEALTH CARE REFORM. The federal government and the public have recently focused considerable attention on reforming the health care system in the United States. The Company cannot predict the health care reforms that ultimately may be enacted nor the effect any such reforms will have on its business. No assurance can be given that any such reforms will not have a material adverse effect on the Company.

     NO ASSURANCE OF FUTURE GROWTH. There can be no assurance that the Company will successfully implement its growth strategy. Further, to the extent that its growth strategy depends upon the acquisition of other businesses or new product lines, there can be no assurance that these acquisitions will be successfully integrated into the operations of the Company.

     QUARTERLY FLUCTUATIONS. The Company's quarterly results of operations may fluctuate as a result of a number of factors, including the timing of purchase orders from customers. Therefore, quarterly comparison of results of operations may be impacted by such factors.

     COMPETITION. The medical products market in which the Company competes is highly competitve. Some of the Company's competitors have greater financial and other resources than the Company.

PRODUCTS

     The Company's product lines consist of infection control and fluid control products. Prior to July 1995, the Company was also engaged in the sale of specialty otology products. Set forth below is certain information with respect to the amount (dollars in thousands) and percentage of revenue attributable to these product categories, for each of the last three fiscal years:

                                        YEAR ENDED NOVEMBER 30,
                                        -----------------------
                          1995                 1994              1993
                          ----                 ----              ----
                      SALES    PERCENT    SALES    PERCENT    SALES   PERCENT
Infection Control    $23,427     78%     $17,719     66%     $16,537    61%
Fluid Control          4,089     14        5,040     19        6,432    24
Specialty Products     2,543      8        4,135     15        3,970    15
                     -------    ----     -------    ----     -------   ----
                     $30,059    100%     $26,894    100%     $26,939   100%
                     -------    ----     -------    ----     -------   ----
                     -------    ----     -------    ----     -------   ----

     INFECTION CONTROL PRODUCTS

     Microtek's infection control product line consists of more than 1,500 different products for use in draping operating room equipment during surgical procedures. This equipment includes microscopes, ultrasound probes, endoscopic video cameras, x-ray cassettes, imaging equipment, lasers and handles attached to surgical lights. In addition to reducing the risk of infectious disease transmission, these products increase operating room efficiency by reducing the need to sterilize the equipment between procedures. These disposable sterile products are generally made of plastics containing features designed for the operating room environment, such as low glare and anti-static features.

     Many of the Company's infection control products are designed for a specific brand and model of operating room equipment. Microscope drapes, for example, have custom molded housings to fit a specific equipment manufacturer's microscope lens and have adjustable tabs to fit different microscope attachments.

     FLUID CONTROL PRODUCTS

     Fluid control products are attached to a surgical patient drape (the "substrate"), which is placed around the operative site. For instance, Microtek manufactures a specialty pouch for knee arthroscopy. This pouch captures not only the bodily fluids that are discharged from the knee but also the sterile saline that is infused into the operative site during the arthroscopic procedure. Although Microtek markets products with attached substrates, its fluid control product line primarily consists of more than 200 different plastic disposable fluid collection pouches. Microtek's fluid collection pouches vary according to size, type of adhesive bonding, drainage and filtration features. These pouches are compatible for use with the leading disposable and reusable substrates.

     Microtek also manufacturers a closed-wound drainage system. This device is used by implanting, during surgery, a catheter with a series of drainage ports. A spring-activated drainage device is attached externally for use by attending physicians and nurses to drain fluids post-operatively from the surgical wound.

PRODUCT DEVELOPMENT

     Consistent with its niche market strategy, Microtek is actively engaged in the development of new products and the refinement of its existing products to respond to the needs of its customers and the changing technology of the medical products industry. Many of the Company's product innovations have been generated from requests by the Company's customers and health care professionals for products to be custom designed to address specified problems in the operating room environment. The Company also monitors trends in the health care industry and performs market research in order to evaluate new product ideas.

     A key element of the Microtek product development effort is its close relationship with manufacturers of operating room equipment. The Company's product development staff has over 40 years of experience developing disposable surgical drape products. This experience, combined with the Company's responsiveness in developing products that are compatible with operating room equipment, has allowed Microtek to build strong relationships with equipment manufacturers. Microtek pursues these relationships in order to obtain an opportunity to design a drape for a specific piece of equipment prior to its competitors and before the equipment is introduced to the market.

     No assurance can be given that any new product will be successfully developed or that any newly developed product will achieve or sustain market acceptance.

MARKETING AND CUSTOMERS

     In the United States, the Company markets its products primarily through direct and independent sales representatives. During fiscal 1995, the Company utilized 7 direct sales representatives and approximately 100 independent sales representatives. These sales representatives, as well as Specialty Products representatives prior to June 30, 1995, sold Microtek products to approximately 3,200 hospitals and 650 outpatient clinics or physicians' offices during fiscal 1995. Microtek's target customer is the health care provider who oversees and equips operating rooms and outpatient clinics, such as the operating room nurse. Management anticipates adding additional direct sales personnel to strengthen sales representation.

     Outside the United States, the Company marketed its products principally to a network of approximately 70 different dealers during fiscal 1995. The Company anticipates possible increasing international demand for its products due to the growing need for disposable infection control products and the heightened awareness of the benefits of minimally invasive procedures; however, no assurance can be made that increased sales will be realized. In order to expand its European presence and to capitalize on these market trends, the Company is engaged in direct selling in the United Kingdom. The Company's international net sales were $5.1 million, $5.9 million and $7.3 million in fiscal 1993, 1994 and 1995, respectively.

     Microtek's contracts with sales representatives and dealers are generally for a one-year term but are terminable by the representative or dealer upon 30 days' notice. The contracts also permit Microtek to cancel the contract if the representative or dealer fails to meet minimum sales standards. Dealers and sales representatives are generally granted exclusive territories, although Microtek reserves the right to negotiate with national accounts within a sales representative's territory.

     During fiscal 1995, Microtek also sold its products through custom kit companies, which package Microtek products together with complementary products from other manufacturers to deliver a relatively complete set of supplies for a specific surgical procedure to a medical facility. These kits are used by medical facilities in order to reduce inventory costs. In 1995, Microtek sold in the aggregate $4.0 million of its products to kit companies, comprising approximately 13% of its net sales.

     Microtek also markets products to other manufacturers on a "non-branded" basis. It sells its fluid collection pouches to manufacturers of substrates and sells equipment drapes to manufacturers of the equipment for which the drape is designed. In selling their products, the manufacturers generally do not identify the components supplied by the Company. In fiscal 1995, these "non-branded" sales were approximately $5.5 million or 18% of net sales.

     The Company typically sells its products pursuant to written purchase orders which generally may be canceled without penalty prior to shipment of the product. Accordingly, the Company does not believe that the level of backlog of orders at any date is either material or indicative of future results.

     No one customer accounted for more than 10% of the Company's net sales in fiscal 1995.

MANUFACTURING AND SUPPLIES

     Most of the Company's disposable drapes and fluid collection pouches are designed at its Columbus, Mississippi headquarters. As a result of the November 1995 acquisition of Medi-Plast, the Company also designs products at the Alpharetta, Georgia facilities acquired from Medi-Plast. Depending on volumes and labor requirements, the drapes and pouches are manufactured either in Columbus, (or, since November 1995, Alpharetta) or the Dominican Republic. Since 1991, the Company has operated a manufacturing facility in the Dominican Republic to produce products which are more labor intensive and products which are higher volume than Microtek's other products. The lower operating costs in the Company's Dominican Republic facility allow the Company to sell these products at competitive prices and still maintain its gross margins.

     Microtek's manufacturing operations utilize several different technologies, including injection molding, thermosealing, radio frequency sealing and embossing, and non-woven gluing. Most of Microtek's products are sterilized by third-party vendors utilizing a cobalt-60 gamma irradiator. Substantially all supplies and equipment utilized in the manufacturing process are presently available from two or more suppliers. The Company is currently not experiencing any delays or shortages of necessary equipment or supplies.

COMPETITION

     Microtek faces significant competition from other companies in the medical products industry, some of which have access to greater financial resources, such as 3M Corporation, Baxter International, Johnson & Johnson Medical, Inc. and Kimberly Clark. Many smaller companies, both in the United States and internationally, also manufacture and sell products which compete with those of the Company.

     The Company believes that the principal competitive factors in the markets in which it competes include product quality, specialized design features, customer service, customer relationships, name recognition, distribution channels and price.

GOVERNMENT REGULATION

     The Company is subject to regulation and periodic inspection of its facilities by the FDA. Some state and foreign governmental authorities also regulate Microtek and its products. Some of these regulations are more restrictive than FDA regulations.

     FDA regulations classify most medical devices into one of three classes, each involving a different degree of regulatory control. All of the medical devices that Microtek manufactures and sells are Class I or Class II. Medical devices in these categories are subject to regulations which require compliance with manufacturing practices and adherence to labeling, recordkeeping, registration and premarket notification requirements; however, some medical devices in the Class I category do not require premarket approval. Class II devices must comply with any performance standards for the particular type of device that the FDA promulgates with respect to construction, components, testing, performance measurement, sales, distribution and labeling. The FDA has not promulgated performance standards governing any Class II products that Microtek manufactures, other than normal "good manufacturing practice" requirements.

     Microtek may manufacture products in the future that would be classified as Class III devices, which would require Microtek to obtain either 510(k) or premarket approval from the FDA.

     The FDA's regulatory powers with respect to medical devices were expanded with passage of the Safe Medical Devices Act of 1990. Among other things, this statute authorizes the FDA to impose additional recordkeeping and reporting obligations on manufacturers and users of certain medical devices, requires additional device tracking and post-market surveillance for certain categories of devices and empowers the FDA to order recalls of devices under specified circumstances. Significant changes in such regulations or their interpretation could have a material adverse impact on the Company.

PATENTS AND TRADEMARKS

     Most of Microtek's products are sold under the Microtek trade name, and several are sold under various additional trademarks and trade names. These include its Vista Clear Lens-TM-, its clear Microshield-TM- poly material, and Ocu-Lok Closure-TM- trade names for microscope drapes, the Heritage Wound Evac-TM-, trade name for closed wound drainage systems, Premier Neurosurgical Products-TM-, trade name for neurosurgical fluid control products, and Transfer Ease-TM- (patient transfer sheets). Some products are sold under the newly acquired trademarks of Insight-TM-, a transparent anesthesia screen, and Micro-Gard-TM- and Econo Drape-TM-, trademarks acquired from Xomed, Inc. Microtek believes that many of its trademarks and trade names are recognized within its principal markets and has taken customary steps to register or otherwise protect its rights in its trademarks and trade names.

     Microtek has applied for and received certain United States patents covering inventions and designs of its products, which patents have expiration dates ranging from 2001 to 2013. The Company does not believe that the protection afforded by these intellectual property rights is material to the product success. The Company does not believe the loss of any intellectual property right would have a material adverse effect upon the Company.

EMPLOYEES

     As of January, 1996, Microtek had approximately 860 employees, 350 of whom were employed in the United States, 500 of whom were employed in the Dominican Republic, and 10 of whom were employed in the United Kingdom. Of such employees, approximately 720 were in manufacturing and operations (including research, product design and quality assurance), approximately 40 were in marketing and sales management and approximately 100 were in management and administration. None of the Company's employees are represented by a union or covered by a collective bargaining agreement. Microtek believes that its relations with its employees are good.

PRODUCT LIABILITY INSURANCE

     The manufacturing and marketing of Microtek's products involve risks of product liability. Although no product liability claims have been asserted against Microtek to date, there can be no assurance that product liability claims will not be asserted successfully against Microtek in the future. Microtek currently maintains liability insurance coverage of $1 million per incident, subject to an aggregate of $2 million per year, and "umbrella" coverage for claims up to $15 million. There can be no assurance that insurance will continue to be available to the Company on acceptable terms or that the amount and scope of insurance coverage will be adequate to protect Microtek against product liability claims which could be successfully asserted in the future.

ITEM 2.  PROPERTIES

     Microtek's corporate headquarters and certain of its U. S. manufacturing facilities are located in Columbus, Mississippi on approximately nine acres. The Company owns two manufacturing buildings totaling approximately 80,000 square feet. The Company leases from a local economic development authority a 13,300 square foot administration building adjacent to the manufacturing buildings. Additionally in Columbus, the Company leases a 20,000 square foot building to store raw materials, as well as another 20,000 square foot building to store finished products. The Company has granted a security interest in the properties it owns to its senior lender. The Company's manufacturing facilities in Columbus manufacture products for each of the Company's two product groups.

     The Company leases three manufacturing facilities totaling 62,000 square feet in the Dominican Republic (where certain of the Company's infection control and fluid control products are manufactured). When the unit volume on a given product reaches certain levels, the Company has generally shifted the manufacturing of such product to the Dominican Republic.

     The Company also leases a facility in Jacksonville, Florida, that comprises approximately 45,000 square feet and serves as a shipping facility. This facility will ultimately serve as a staging facility for raw materials and facilitate shipments to and from our contract sterilizer.

     Microtek leases approximately 9,000 square feet in the United Kingdom, approximately 7,000 of which is used for warehousing and 2,000 used as office space.

     By virtue of the Medi-Plast acquisition on November 30, 1995, the Company also leases a 20,000 square foot manufacturing building, as well as a 12,000 square foot warehouse in Alpharetta, Georgia.

     In addition, the Company has leased a 32,000 square foot facility in Empalme', Mexico for manufacturing purposes.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in any material losses to date, and the Company does not believe that the outcome of any existing lawsuits will have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.
                                           PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's Common Stock began trading over-the-counter on the NASDAQ National Market System under the symbol "MTMI" on October 6, 1992. The following table shows the high and low closing sale prices as reported by NASDAQ by quarter for each of the last two fiscal years:

                          FISCAL 1995              FISCAL 1994
                          -----------              -----------
                         High    Low              High      Low
                         ----    ---              ----      ---
    First Quarter        6.00    4.13             6.75      5.25
    Second Quarter       5.75    4.50             6.50      5.50
    Third Quarter        6.50    4.50             7.75      5.50
    Fourth Quarter       7.50    5.75             7.50      4.25

As of April 30, 1996, the approximate number of common stock shareholders of record was 135, and the Company believes that the approximate number of beneficial owners as of that date was 2,500.

     The Company has not previously paid cash dividends on its Common Stock. It intends to retain earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Financing agreements to which the Company is a party prohibit the payment of cash dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                             YEAR ENDED NOVEMBER 30,
                             (dollars in thousands)

Statement of Operations Data:

                               1995       1994       1993      1992       1991
                               ----       ----       ----      ----       ----
Net sales                    $30,059    $26,894    $26,939   $25,753    $20,416
Gross profit                  13,783     11,947     13,072    13,442     10,398
Earnings from operations       4,385      1,402      2,108     3,704      1,171
Net earnings (loss)            2,308        580      1,031       775     (1,472)
Net earnings (loss) per
  common share (1)           $   .47    $   .11    $   .20   $   .15    $  (.87)
Weighted average shares
  outstanding                  4,927      5,058      5,059     3,827      2,016

Balance Sheet Data:

Working capital              $10,283    $ 7,784    $10,784   $ 7,829    $ 4,335
Total assets                  45,227     26,988     27,084    23,114     22,634
Long-term debt                16,591         47      4,436     2,958     14,044
Redeemable convertible
  preferred stock                 -         -          -         -        2,279
Total stockholders'
  equity                      21,119     19,883     19,117    17,749      2,580



(1) No cash dividends on shares of Common Stock were declared or paid during any of the periods presented.





















ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


FISCAL YEAR ENDED NOVEMBER 30, 1995 COMPARED
TO FISCAL YEAR ENDED NOVEMBER 30, 1994.

     Net sales for fiscal 1995 were $30.1 million as compared to $26.9 million for fiscal 1994, an increase of 12%. During the third quarter of fiscal 1995, the Company exchanged its specialty products line for

Xomed, Inc.'s ("Xomed") infection control product line. The Company believes the asset exchange will result in additional economies of scale and product line focus. Primarily as a result of the exchange, sales of infection control products increased 32% for fiscal 1995 as compared to fiscal 1994. The increase in sales of infection control products was also attributable to increased market penetration to private label and kitpacker customers. Sales of fluid control products decreased 19% for fiscal 1995 as compared to fiscal 1994. These lower sales, principally relating to wound care products, resulted from lower prices and the timing of certain sales contracts. Based upon current orders, sales of wound care products are expected to improve in fiscal 1996.

     Gross profit increased to $13.8 million in fiscal 1995 from $11.9 million in fiscal 1994, an increase of 16%. As a percentage of net sales, gross profit for fiscal 1995 was 46% as compared to 44% for fiscal 1994. The increase in gross profit as a percentage of net sales and in absolute dollars can be attributed to both increased sales and lower costs associated with the movement of certain product lines to the Company's Dominican Republic manufacturing facility. The Company anticipates continued improvement in gross profit for fiscal 1996 as compared to fiscal 1995 due to improved efficiencies in its Dominican Republic manufacturing facility; however, there is no assurance that these improvements will continue to be realized.

     Selling, general, and administrative expenses decreased to $9.0 million in fiscal 1995 as compared to $10.0 million in fiscal 1994, a decrease of 10%. The decrease can be attributed to management's focus on the cost control plan which was implemented in fiscal 1994. This decrease was associated primarily with marketing cost, supplemented by decreases in advertising, travel and entertainment, and consulting expenses. The balance of the decrease was associated with lower commissions. The lower commissions can be attributed to a change in the commission structure and sales mix. The Company anticipates that selling, general and administrative costs will remain stable as a percent of net sales for fiscal 1996; however, no assurance can be provided in this regard.

     As a result of increased sales, increased gross profit, and lower selling, general, and administrative expenses, earnings from operations increased to $4.4 million in fiscal 1995 from $1.4 million in fiscal 1994, an increase of 214%, and net earnings increased to $2.3 million in fiscal 1995 as compared to $.6 million in fiscal 1994.

FISCAL YEAR ENDED NOVEMBER 30, 1994 COMPARED
TO FISCAL YEAR ENDED NOVEMBER 30, 1993

     Net sales for both fiscal 1994 and fiscal 1993 were $26.9 million. Although sales remained unchanged for the two year period, two of the Company's three niche markets showed growth over the previous year. Sales of infection control products increased to $17.7 million in fiscal 1994 as compared to $16.5 million in fiscal 1993, an increase of 7%. Sales of specialty products increased to $4.1 million in fiscal 1994 as compared to $3.9 million in fiscal 1993. The increase in sales of infection control products is due to market penetration. The increase in sales of specialty products is due to both market penetration and slight price increases. Sales in fluid control products decreased to $5.0 million in fiscal 1994 as compared to $6.4 million in fiscal 1993, a decrease of 22%. This decrease is related to the effects of one of the Company's largest customers now manufacturing in house certain products which were previously purchased from the Company. Adjusted to exclude sales to this customer, sales of fluid control products increased from $4.5 million in fiscal 1993 to $4.7 million in fiscal 1995, an increase of 4%. The in house manufacturing by this customer began in 1993. Sales to this customer in fiscal 1994 were $.3 million as compared to $1.9 million in fiscal 1993. There were no significant price increases during fiscal 1994 for infection control and fluid control products.

     Gross profit decreased to $11.9 million in fiscal 1994 from $13.1 million in fiscal 1993, a decrease of 9%. As a percentage of net sales, gross profit was 44% and 49% for 1994 and 1993, respectively. The overall decrease in gross profit can be associated with pricing pressure both domestically and internationally, the general inefficiencies and adjustments associated with moving the manufacturing of major product categories to the Company's Dominican Republic manufacturing facilities, refinements of management estimates related to inventory valuations, and increased costs associated with quality control and assurance.

     Selling, general, and administrative expenses increased to $10.0 million in fiscal 1994 as compared to $9.9 million in fiscal 1993. As a percentage of net sales, these expenses were 37% for both 1994 and 1993. Variable selling costs (i.e. freight, samples, travel and entertainment, advertising, and conventions) decreased $.3 million for fiscal 1994. This decrease was offset by increases in administrative salaries, property taxes, professional fees and investor relations costs. The Company also had a restructuring charge of $.14 million in connection with its movement to the Dominican Republic.

     As a result of flat sales, lower gross margins, slightly increased selling, general and administrative cost, the restructuring charge, offset by a decrease in amortization expense of $.7 million, earnings from operations decreased to $1.4 million in fiscal 1994 as compared to $2.1 million in fiscal 1993 and net earnings decreased to $.6 million in fiscal 1994 as compared to $1.0 million in fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1995 the Company had a $9.0 million revolving credit facility, of which $5.8 million of borrowings thereunder were outstanding. The credit facility is secured by substantially all of the Company's assets and currently bears interest at LIBOR plus 1.5% or the lenders base rate plus
 .5%. At November 30, 1995, the interest on $4 million of the outstanding revolver was tied to the LIBOR rate. In addition to the revolving credit facility, the Company also had outstanding at November 30, 1995 a term loan in the amount of $8.0 million and $5.1 million in unsecured acquisition notes payable. The term loan is secured by the Company's property, plant, and equipment, and bears interest at LIBOR plus 1.75% and is payable in twenty quarterly installments of $400,000, plus interest, through November 2000. In April 1996, the term note lender provided an additional term loan of $5.175 million to the Company primarily in order to fund the Venodyne acquisition. This new term note is payable in 17 quarterly installments of $258,750, plus accrued interest, through November 2000.

     Net working capital at November 30, 1995 was $10.3 million. The Company's current ratio at November 30, 1995 was 2.4 as compared to 2.1 at November 30, 1994.

     The increase in cash provided by operating activities in fiscal 1995 was primarily due to increased earnings and a net increase in other components of working capital. The increases in accounts receivable was primarily due to increased sales. Excluding the $.6 million increase in accounts receivable from an acquisition on November 30, 1995, accounts receivable turnover remained stable in fiscal 1995 with accounts over ninety days dropping by one half as a percent of total accounts receivable. Inventory turnover improved during the year excluding the $1.0 million increase in inventory from the acquisition on November 30, 1995.

     The increase in cash used by investing activities in fiscal 1995 was primarily due to the asset exchange with Xomed, which occurred during the third fiscal quarter of fiscal 1995 and the acquisition of Medi-Plast which occurred on November 30, 1995 and were financed by cash flow from operations and long-term debt. In addition to these transactions, the Company had an increase in capital expenditures for fiscal 1995 as compared to fiscal 1994. These increases were primarily associated with the cost of increasing manufacturing capacity in the Dominican Republic by approximately 30,000 sq. ft. and increasing warehousing capacity in Columbus, Mississippi. The Company plans to use its existing credit facility to finance any future capital requirements.

     In the second quarter of fiscal 1995, the Company announced plans for the repurchase of up to 300,000 shares of common stock in open market transactions. The Company purchased 232,398 shares during fiscal 1995. These purchases were financed by cash flow from operations.

     The Company anticipates that funds generated from operations, together with its bank line of credit, will be sufficient to fund capital expenditures and normal cash needs throughout fiscal 1996.

EFFECTS OF INFLATION AND CURRENCY EXCHANGE RATES

     The Company does not believe its operations have been materially affected by inflation.

     The Company currently purchases all materials used in its products in U.S. dollars. The majority of the Company's export sales are denominated in dollars. Export sales as a percentage of net sales were 24% in 1995. The Company anticipates an increase in sales denominated in pounds for fiscal 1996. The Company's export sales could be affected by the relationship of the
U. S. dollar to other foreign currencies.

NEW ACCOUNTING PRONOUNCEMENTS In December 1991 and October 1994, respectively, the FASB issued SFAS No 107, "Disclosures about Fair Value of Financial Instruments" and SFAS 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which amended SFAS 107. Statements 107 and 119 require the disclosure of fair value of financial instruments (both on- and off-balance sheet) for which it is practicable to estimate that value, the methods and significant assumptions used to estimate fair value, and the credit risk, market risk, cash requirements and accounting policies for such instrument. In addition SFAS 119 encourages but does not require the disclosure of quantitative information about interest rate, foreign exchange, commodity price, or other market risks of derivative financial instruments that is consistent with the way an entity manages or adjusts those risks and that is useful for comparing the results of applying an entity's strategies to is objective for holding or issuing the derivative financial instruments. The Company adopted these statements on December 1, 1995. Their adoption will require additional disclosures about fair values of financial instruments but are not expected to affect the results of operations of the Company.

     On December 30, 1994 the AICPA published Statement of Position 94-6 "Disclosure of Certain Risk and Uncertainties." This statement was adopted by the Company on December 1, 1995 and will require additional disclosures about the use of estimates in preparation of the Company's financial statements and risks resulting from concentrations of customers, suppliers, labor, markets, geographic areas, etc.

     In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."
 This requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less that the assets carrying amount. SFAS No. 121 is effective for the Company's fiscal year beginning December 1, 1996. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective for the Company's fiscal year beginning December 1, 1996. The adoption of this statement will require additional disclosure regarding stock based compensation, but is not expected to have a material impact on the results of operations of the Company.

     There are presently no other recent pronouncements that will have a material impact on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a).

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

      Not applicable.




                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A brief description of each director and executive officer of the Company as of March 31, 1996, is provided below. Directors hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors, except as provided below.

      Kimber L. Vought, 45, has served as the President, Chief Executive Officer of the Company and a director since 1985. From 1977 to 1984, he served in various capacities (including chief operating officer) of Teknamed Corporation, a medical products company which prior to 1984 was the parent corporation of Microtek.

      Dan R. Lee, 47, has served as the Vice President-Chief Operating and
Financial Officer of the Company since 1987.   From 1972 to 1987, he was
engaged in public accounting practice, including more than five years with KPMG Peat Marwick.

      Lester J. Berry, 62, has served as a director and as the Executive Vice President for New Business Opportunities for the Company since January 1994. From 1987 to December 1993, Mr. Berry served in various capacities at 3M Corporation, a manufacturing company, including as the National Sales and Marketing Manager, Medical Specialties, and as the National Sales Manager, Health Care Specialties.

     James V. O'Donnell, 45, a director of the Company since 1991 and Chairman of the Board since April 1992, is the President of the general partner of Micro Partners, L.P., a major stockholder of the Company. Micro Partners, L.P. is a holding company, the principal asset of which is its equity interest in the Company. Since 1988, Mr. O'Donnell has been the President of Bush-O'Donnell & Company, a merchant banking and investment firm.

      W. Lynton Edwards, III, 46, a director of the Company since 1993, has served since April 1990 as the President of The Benjamin Ansehl Company, a manufacturer of private label and beauty care products and gift toiletries.

      Jonathan C. Stearns, 37, a director of the Company since 1991, has served since 1989 as a Vice President of Kleinwort Benson Limited, an English merchant banking firm.

      Walter H. Wilkinson, Jr., 50, a director of the Company since 1990, has been the general partner of Kitty Hawk Capital, a venture capital firm, and its affiliates since 1980.

      Thomas W. Wright, 45, a director of the Company since 1985, is engaged in the merchant banking and venture capital industries. From 1985 to 1991, he served as a general partner of the Sunwestern Investment Group, a venture capital firm, and has continued to serve as a general partner of Sunwestern Investment Fund, a venture capital firm. He is also a director of MaxServ, Inc., an information sciences company.

      Effective April 30, 1996, Messrs. O'Donnell, Edwards, Stearns and Wright resigned from the Board of Directors, coincident with the distribution by Micro Partners, L.P. to its partners of all the shares of Company Common Stock owned by Micro Partners, L.P.

      Mr. Lee and Bruce H. Hallett were elected to fill two of the vacancies resulting from these resignations. Mr. Hallett, 44, has been engaged in private law practice in Dallas, Texas since 1980.

CERTAIN FILINGS BY EXECUTIVE OFFICERS AND DIRECTORS

      Under securities laws of the United States, the Company's directors, executive officers and persons who own more than 10% of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established for these reports, and the Company is required to disclose in this proxy statement any failure to file by these dates. All of these filing requirements were satisfied, except that Micro Partners, L. P. and Mr. O'Donnell did not timely file a Form 4 reflecting the sale of 8,000 shares of the Company's common stock on January 25, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

      The following table sets forth information concerning cash compensation paid or accrued by the Company during the three-year period ended November 30, 1995 to or for the Company's Chief Executive Officer and the two other highest compensated executive officers of the Company whose total salary and bonus exceeded $100,000.

               ANNUAL COMPENSATION            LONG-TERM COMPENSATION
               -------------------            ----------------------

                                                   SECURITIES
NAME  AND                             RESTRICTED    UNDERLYING     ALL
PRINCIPAL                               STOCK        OPTIONS/     OTHER
POSITION      YEAR   SALARY    BONUS    AWARDS        SAR'S   COMPENSATION (1)
- ---------     ----   ------    -----  ----------   ---------- ----------------

Mr. Vought    1995  $175,000   116,000    --          65,000        --
CEO           1994   157,500      --      --            --          --
              1993   157,500      --      --            --          --

Mr. Lee       1995   150,000   100,000    --          25,000       3,057
COO           1994   112,500      --      --             --        2,207
              1993   112,500      --      --             --         --

Mr. Berry(2)  1995   150,000    74,000    --          10,000       1,269
Exec. VP      1994   137,500      --      --          40,000        --

(1) Amount indicated represents the Company's contribution to its 401(k) retirement plan for the account of the executive officer.
(2)  Mr. Berry was not an executive officer of the Company prior to fiscal 1994.

None of the named executive offices received perquisites and other personal benefits, securities or property in excess of the lesser of $50,000 or 10% of such officer's total annual salary and bonus.

STOCK OPTIONS

     The following table sets forth certain information with respect to the options granted during fiscal 1995 to the executive officers named in the above compensation table:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                    -------------------------------------

                                                           POTENTIAL REALIZABLE
                                                             VALUE AT ASSUMED
                                                          ANNUAL RATES OF STOCK
                                                          PRICE APPRECIATION FOR
                          INDIVIDUAL GRANTS                   OPTION TERM(1)
- ---------------------------------------------------------  ---------------------
                        PERCENT OF
                          TOTAL
                         OPTIONS
              OPTIONS/  GRANTED TO   EXERCISE
                SARS     EMPLOYEES   OR BASE
              GRANTED    IN FISCAL    PRICE    EXPIRATION
NAME            (#)        YEAR       ($/SH)      DATE       5%($)     10%($)
- ----          -------    --------     ------   ----------    -----     ------

Mr. Vought     40,000      25.8%       5.75     11/21/05    242,379   522,185
               25,000      16.13%      5.75     11/21/05    151,487   326,366
Mr. Lee        25,000      16.13%      5.75     11/21/05    151,487   326,366
Mr. Berry      10,000       6.45%      4.50      1/25/05     73,095   143,046

____________
(1) The assumed annual appreciation rates are disclosed pursuant to the rules of the Securities and Exchange Commission and are not intended to forecast future appreciation of the Company's Common Stock.


The following table sets forth certain information with respect to the options exercised by the executive officers named in the above compensation table during fiscal 1995 or held by such persons at November 30, 1995:


            AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND YEAR END OPTION/SAR VALUES
            --------------------------------------------------
                                                                        VALUE OF
                                        NUMBER OF                     UNEXERCISED
                                       UNEXERCISED                    IN-THE-MONEY
                                       OPTIONS AT                      OPTION AT
                  SHARES               NOVEMBER 30,                   NOVEMBER 30,
                 ACQUIRED                 1995                          1995 (1)
                    ON       VALUE     -----------                    -----------
NAME             EXERCISE   REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ----             --------   --------   -----------    -------------   -----------   -------------
Mr. Vought          --          --       104,005          65,000         612,173        97,500
Mr. Lee           6,000      35,316      177,300          25,000       1,043,588        37,500
Mr. Berry           --          --        10,000          40,000          20,000        87,500

________________
(1) Based upon the closing price of the Common Stock of the Company on November 30, 1995, which price was $7.25 per share.


    Director Compensation. During fiscal 1995, non-employee directors of the Company received an annual retainer of $10,000 and were reimbursed upon request for their reasonable expenses incurred in attending Board of Directors or committee meetings. Employee directors do not receive any separate fees for serving as directors.

    Employment Agreement. Mr. Berry is a party to an employment agreement which specifies the minimum salary and benefits payable to him during the term of the employment agreement and, in consideration therefor, contains certain provisions restricting his ability to compete against the Company after termination of the agreement or to use (or disclose) confidential information. In consideration of Mr. Berry's agreement to delete certain provisions in his employment agreement providing for certain cash payments upon a change of control, Mr. Berry's employment agreement was amended in January 1994 to provide that the Company would pay to Mr. Berry a bonus to the extent he did not receive a profit of $300,000 before taxes on his stock options to purchase 40,000 shares of Common Stock of the Company at an exercise price of $5.25 per share in the event of the consummation of certain defined change of control transactions which would include the merger with Isolyser. Accordingly, it would be anticipated that Mr. Berry would realize in excess of $300,000 of profit before taxes if he were able to liquidate his stock options concurrently with the consummation of the merger with Isolyser. Mr. Berry has agreed that the relevant time to calculate his profit on his stock options for the purpose of said provisions of his employment agreement is the date of closing of the merger with Isolyser, regardless of when he liquidates his options.

    Compensation Committee Interlocks and Insider Participation. No executive officer of the Company served as a member of the Compensation Committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served on the Compensation Committee. No executive officer of the Company served as a director of another corporation, one of whose executive officers served on the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another corporation, or one of whose executive officers served as a director of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 30, 1996 for
(i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director of the Company as of such date, (iii) each of the named executive officers, and (iv) all of the directors and officers of the Company as a group. Except pursuant to applicable community property laws and except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.

                                   SHARES BENEFICIALLY OWNED(1)
                                   ----------------------------
NAME                                 NUMBER             PERCENT
- ----                                 ------             -------
Isolyser Company, Inc.(2)          2,159,191             46.3%
Pat M. Murphy(3)                     434,926              9.3
Windsor Capital, Inc.(4)             305,683              6.6
KB Mezzanine Fund, L.P.(5)           305,683              6.6
Kimber L. Vought(6)                  208,389              4.4
Kitty Hawk Capital Limited
  Partnership, II(7)                 281,388              6.0
  Walter H. Wilkinson, Jr.
NationsBanc Capital Corp.(8)         278,330              6.0
Dan R. Lee                           173,400              3.8
Lester J. Berry                       47,030              1.0
Bruce H. Hallett                         --               --
All directors and executive
  officers as a group
  (5 persons)                        710,207             14.3%
_______________
*   Less than one percent.
(1) Includes shares issuable upon exercise of stock options which vest prior to June 1, 1996.
(2) Certain stockholders of the Company have granted Isolyser Company, Inc. ("Isolyser") a proxy to vote all of their shares of Common Stock in favor of the proposed merger of the Company with a subsidiary of Isolyser. See "Business -- Proposed Merger with Isolyser." The address of Isolyser is
    4320 International Boulevard, N.W., Norcross, Georgia 30093.
(3) Based on Schedule 13D dated May 10, 1996. The address of Mr. Murphy is
    P.O. Box 3368, Bartlesville, Oklahoma 74006.
(4) Based on Schedule 13D dated May 10, 1996. The address of Windsor Capital, Inc. is 7711 Bonhomme Avenue, St. Louis, Missouri 63105.
(5) Based on Schedule 13D dated May 10, 1996. The addresss of KB Mezzanine Fund, L.P. is 200 Park Avenue, 25th Floor, New York, New York 10166.
(6) Mr. Vought's address is P.O. Box 2487, Columbus, Mississippi 39704.
(7) Shares are owned of record by Kitty Hawk Capital Limited Partnership, II ("Kitty Hawk"). Mr. Wilkinson is a general partner of Kitty Hawk's general partner. Mr. Wilkinson owns no shares of record but may be deemed to share voting and investment power with respect to the shares owned by Kitty Hawk. The address of Kitty Hawk Capital Limited Partnership is
    2101 Rexford Road, Suite 203E, Charlotte, North Carolina 28211.
(8) The address of NationsBanc Capital Corp. is 1401 Elm Street, Suite 4764, Dallas, Texas 75202.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   During the year ended November 30, 1995, the Company paid to Crouch & Hallett (of which Bruce H. Hallett, a director of the Company, is a partner) approximately $50,000 for legal services rendered.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) and (2)  Financial Statements and Schedules

          Reference is made to the listing on page F-1 of all financial statements and schedules filed as a part of this report.

     (a)  (3)  Exhibits

           Reference is made to the Exhibit Index on page E-1 for a list of all exhibits filed as a part of this report.

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of fiscal 1995. However, a report on Form 8-K was filed on December 8, 1995, regarding the acquisition of the assets of Medi-Plast International, Inc. The required financial statements of Medi-Plast International, Inc. were included in an amendment to such report on Form 8-K/A filed on February 13, 1996 and are also included herein.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MICROTEK MEDICAL, INC.

                                 BY: /s/ Kimber L. Vought
                                     ------------------------------------
                                     Kimber L. Vought, President and
                                     Chief Executive Officer

Dated: May 23, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 23, 1996.


              NAME                                      TITLE

      /s/ Kimber L. Vought                 President, Chief Executive
- ---------------------------------          Officer and Director (Principal
        Kimber L. Vought                   Executive Officer)


         /s/ Dan R. Lee                    Vice President, Chief Operating
- ---------------------------------          and Financial Officer and Director
           Dan R. Lee                      (Principal Financial and
                                           Accounting Officer)

      /s/ Lester J. Berry
- ---------------------------------          Director
        Lester J. Berry


     /s/ Bruce H. Hallett
- ---------------------------------          Director
        Bruce H. Hallett


- ---------------------------------          Director
    Walter H. Wilkinson, Jr.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           PAGE
                                                           ----
MICROTEK MEDICAL, INC.
Independent Auditors' Report                               F-2
Consolidated Balance Sheets:
  November 30, 1995                                        F-3
  November 30, 1994
Consolidated Statements of Earnings:
  Year ended November 30, 1995                             F-4
  Year ended November 30, 1994
  Year ended November 30, 1993
Consolidated Statements of Stockholders' Equity:
  Year ended November 30, 1995                             F-5
  Year ended November 30, 1994
  Year ended November 30, 1993
Consolidated Statements of Cash Flows:
  Year ended November 30, 1995                          F-6 to F-7
  Year ended November 30, 1994
  Year ended November 30, 1993
Notes to consolidated financial statements              F-8 to F-23

MEDI-PLAST INTERNATIONAL INC.
Independent Auditors' Report                               F-24
Balance Sheets:                                            F-25
  December 31, 1994
  December 31, 1993
Statement of Operations and Retained Earnings              F-26
  December 31, 1994
  December 31, 1993
Statements of Cash Flows:                                  F-27
  December 31, 1994
  December 31, 1993
Notes to consolidated financial statements             F-28 to F-33

VENODYNE
Independent Auditors' Report                               F-34
Balance Sheet:                                             F-35
  February 24, 1996
Statement of Divisional Income:                            F-36
  Eleven months ended February 24, 1996
Statement of Divisional Cash Flows:                        F-37
  Eleven months ended February 24, 1996
Notes to consolidated financial statements             F-38 to F-43

PRO FORMA COMBINED FINANCIAL INFORMATION
Balance Sheet:                                             F-45
  February 29, 1996
Statement of Earnings:                                     F-46
  Twelve months ended November 30, 1995
Statement of Earnings:                                     F-47
  Three months ended February 29, 1996
Notes to pro forma combined financial information          F-48

                         INDEPENDENT AUDITORS' REPORT




The Board of Directors
Microtek Medical, Inc.:


We have audited the consolidated financial statements of Microtek Medical, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microtek Medical, Inc. and subsidiaries as of November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1995, in conformity with generally accepted accounting principles.

As discussed in notes 2 and 9 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as of December 1, 1993.

Jackson, Mississippi                   KPMG PEAT MARWICK LLP
January 17, 1996

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                        NOVEMBER 30, 1995 AND 1994

          ASSETS                                                1995            1994
         -------                                                ----            ----
Current assets:
  Cash                                                      $    307,524        232,787
  Accounts receivable - trade, net of allowance of
    $140,000 in 1995 and $125,000 in 1994 (notes 6 and 11)     5,591,792      3,768,425
  Refundable Federal and state income taxes (note 9)             110,000         48,765
  Due from ESOP (note 10)                                              -         79,392
  Other receivables                                               51,896         96,854
  Inventories (notes 3 and 6)                                 10,868,116      9,902,687
  Prepaid expenses                                               371,180        179,174
  Deferred tax asset (note 9)                                    208,000        215,000
  Other current assets                                            59,818         63,718
                                                            ------------    -----------
      Total current assets                                    17,568,326     14,586,802
                                                            ------------    -----------
Property, plant and equipment (notes 4 and 6)                  8,714,326      6,422,815
  Less accumulated depreciation                               (3,262,877)    (2,676,885)
                                                            ------------    -----------
      Net property, plant and equipment                        5,451,449      3,745,930
                                                            ------------    -----------
Goodwill and other assets, at cost less applicable
 amortization (notes 6 and 8)                                 21,905,788      8,200,069
Due from related parties (note 14)                               138,361        144,207
Investment in and advances to joint venture (note 17)            162,639        311,075
                                                            ------------    -----------
                                                            $ 45,226,563     26,988,083
                                                            ------------    -----------
                                                            ------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Current instalments of long-term debt (note 6)            $  2,476,393      4,699,036
  Accounts payable                                             2,185,515        637,016
  Accrued expenses (note 5)                                    2,006,605      1,394,492
  Income taxes currently payable (note 9):
    Federal and state                                            226,854         15,679
    Foreign                                                      389,994         57,000
                                                            ------------    -----------
      Total current liabilities                                7,285,361      6,803,223
                                                            ------------    -----------
Long-term debt, excluding current instalments (note 6)        16,591,075         47,071
Deferred tax liability (note 9)                                  231,000        255,000
                                                            ------------    -----------
      Total liabilities                                       24,107,436      7,105,294
                                                            ------------    -----------
Stockholders' equity (notes 6, 12 and 13):
  Common stock, $.01 par value.  Authorized 15,000,000
   shares; issued 4,829,284 shares at November 30, 1995
   and 4,768,294 shares at November 30, 1994                      48,293         47,683
  Additional paid-in capital                                  20,208,551     20,024,890
  Retained earnings                                            2,595,303        321,377
  Unearned shares restricted to employee stock
   ownership plan (note 10)                                     (420,000)      (480,000)
                                                            ------------    -----------
                                                              22,432,147     19,913,950
  Treasury stock, 236,064 shares at November 30, 1995
   and 3,666 shares at November 30, 1994, at cost             (1,313,020)       (31,161)
                                                            ------------    -----------
      Total stockholders' equity                              21,119,127     19,882,789
                                                            ------------    -----------
Commitments and contingencies (notes 7, 10 and 15)
                                                            $ 45,226,563     26,988,083
                                                            ------------    -----------
                                                            ------------    -----------


See accompanying notes to consolidated financial statements.

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS

                YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993

                                                             1995           1994          1993
                                                             ----           ----          ----
Net sales (note 11)                                      $ 30,058,999    26,893,875    26,938,723
Cost of sales                                              16,276,053    14,947,238    13,866,475
                                                         ------------    ----------    ----------
      Gross profit                                         13,782,946    11,946,637    13,072,248
                                                         ------------    ----------    ----------
Selling, general and administrative expenses                8,964,920    10,003,198     9,897,466
Amortization of goodwill and other assets (note 8)            433,383       401,545     1,066,313
Restructuring charges                                               -       140,000             -
                                                         ------------    ----------    ----------
      Total operating expenses                              9,398,303    10,544,743    10,963,779
                                                         ------------    ----------    ----------
      Earnings from operations                              4,384,643     1,401,894     2,108,469
                                                         ------------    ----------    ----------
Other expenses (income):
  Interest expense and amortization of debt
   discount and deferred loan costs                           549,168       373,476       348,118
  Miscellaneous                                                82,790          (435)      (21,307)
                                                         ------------    ----------    ----------
                                                              631,958       373,041       326,811
                                                         ------------    ----------    ----------
      Earnings before income taxes,
        extraordinary item and
        cumulative effect of a change
        in accounting principle                             3,752,685     1,028,853     1,781,658
Income tax expense (note 9)                                 1,445,000       444,000       775,000
                                                         ------------    ----------    ----------
      Earnings before extraordinary item
        and cumulative effect of a change
        in accounting principle                             2,307,685       584,853     1,006,658
                                                         ------------    ----------    ----------
Extraordinary item - income tax benefit of utilization
  of net operating loss carryforward                                -             -        24,000
                                                         ------------    ----------    ----------
Cumulative effect at December 1, 1993 of change
  in accounting for income taxes (notes 2 and 9)                    -        (5,000)            -
                                                         ------------    ----------    ----------
      Net earnings                                       $  2,307,685       579,853     1,030,658
                                                         ------------    ----------    ----------
                                                         ------------    ----------    ----------
Earnings per common share (note 1):
  Before extraordinary item                              $        .47           .11           .20
  Extraordinary item                                                -             -             -
  Cumulative effect of accounting change                            -             -             -
                                                         ------------    ----------    ----------
                                                         $        .47           .11           .20
                                                         ------------    ----------    ----------
                                                         ------------    ----------    ----------

Weighted average common shares outstanding                  4,926,678     5,058,272     5,059,470
                                                         ------------    ----------    ----------
                                                         ------------    ----------    ----------

See accompanying notes to consolidated financial statements.

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity
                 Years ended November 30, 1995, 1994 and 1993

                                                                      ADDITIONAL     RETAINED    SHARES
                                                             COMMON    PAID-IN      EARNINGS    RESERVED    TREASURY
                                                             STOCK     CAPITAL      (DEFICIT)   FOR ESOP      STOCK        TOTAL
                                                            -------   ----------   -----------  --------   -----------  ----------
Balance (deficit) at November 30, 1992                      $45,138   18,984,773   (1,280,549)         -           -    17,749,362
Repurchase of 3,666 shares of common stock                        -            -            -          -     (31,161)      (31,161)
Common stock reserved for the ESOP, 90,000 shares (note 10)     900      539,100            -   (540,000)          -             -
Exercise of options into 110,825 shares of common
 stock (note 12)                                              1,108      149,770            -          -           -       150,878
Tax benefit of options exercised                                  -      217,183            -          -           -       217,183
Currency translation loss                                         -            -          (66)         -           -           (66)
Net earnings for the year ended November 30, 1993                 -            -    1,030,658          -           -     1,030,658
                                                            -------   ----------    ---------   --------  ----------    ----------
Balance (deficit) at November 30, 1993                       47,146   19,890,826     (249,957)  (540,000)    (31,161)   19,116,854
Exercise of options into 43,686 shares of common
 stock (note 12)                                                437       59,149            -          -           -        59,586
Contribution of 10,000 shares to the ESOP (note 10)             100       59,900            -          -           -        60,000
Release of 10,000 shares reserved for the ESOP (note 10)          -       (8,750)           -     60,000           -        51,250
Tax benefit of options exercised                                  -       23,765            -          -           -        23,765
Currency translation loss                                         -            -       (8,519)         -           -        (8,519)
Net earnings for the year ended November 30, 1994                 -            -      579,853          -           -       579,853
                                                            -------   ----------    ---------   --------  ----------    ----------
Balance at November 30, 1994                                 47,683   20,024,890      321,377   (480,000)    (31,161)   19,882,789
Exercise of options into 60,990 shares of common
 stock (note 12)                                                610       82,574            -          -           -        83,184
Currency translation loss                                         -            -      (33,759)         -           -       (33,759)
Repurchase of 232,398 shares of common stock                      -            -            -          -  (1,281,859)   (1,281,859)
Release of 10,000 shares reserved for the ESOP (note 10)          -       11,125            -     60,000           -        71,125
Tax benefit of options exercised                                  -       89,962            -          -           -        89,962
Net earnings for the year ended November 30, 1995                 -            -    2,307,685          -           -     2,307,685
                                                            -------   ----------    ---------   --------  ----------    ----------
Balance at November 30, 1995                                $48,293   20,208,551    2,595,303   (420,000) (1,313,020)   21,119,127
                                                            -------   ----------    ---------   --------  ----------    ----------
                                                            -------   ----------    ---------   --------  ----------    ----------

See accompanying notes to consolidated financial statements.

                 MICROTEK MEDICAL, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
               Years ended November 30, 1995, 1994 and 1993

                                                            1995         1994         1993
                                                       ------------   ---------    ----------
Cash flows from operating activities:
  Net earnings                                         $  2,307,685     579,853     1,030,658
  Adjustments to reconcile net earnings to cash
   provided (used) by operating activities:
    Depreciation and amortization                         1,281,622   1,095,984     1,718,851
    Loss on disposal of equipment                            15,132       1,783             -
    Equity in net loss of joint venture                      91,426           -             -
    Deferred income taxes, including cumulative
     effect of change in accounting principle               (17,000)     81,022       (73,202)
    Contribution of stock to ESOP                            71,125     111,250             -
    Changes in operating assets and liabilities,
     net of effects of acquisitions:
      Accounts receivable                                  (797,767)    706,374    (1,026,185)
      Inventories                                           (63,247)   (514,257)   (3,054,342)
      Refundable income taxes                               (61,235)    (48,765)       47,000
      Prepaid expenses and other current assets            (160,514)     80,855      (158,029)
      Due from ESOP                                          79,392     (79,392)            -
      Other receivables                                      44,958     (96,854)            -
      Accounts payable                                      625,115     179,024      (502,221)
      Accrued expenses                                      538,864      51,996       (66,750)
      Income taxes currently payable                        544,169    (144,733)      217,412
                                                       ------------    --------    ----------
        Net cash provided (used) by
         operating activities                             4,499,725   2,004,140    (1,866,808)
                                                       ------------    --------    ----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                     (9,069,273)          -             -
  Additions to property, plant and equipment,
   excluding acquisitions                                (2,075,419)   (600,666)     (790,039)
  Proceeds from sale of property, plant and equipment       125,703      16,037             -
  (Increase) in other assets                             (1,552,071)   (195,631)     (203,534)
  (Increase) decrease in related party receivables            5,846       2,986        (4,131)
  (Increase) decrease in investment in and
   advances to joint venture                                 57,010      (1,613)     (309,462)
                                                       ------------    --------    ----------
        Net cash used by investing activities           (12,508,204)   (778,887)   (1,307,166)
                                                       ------------    --------    ----------




                                     F-6                            (Continued)

                 MICROTEK MEDICAL, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows

                                                            1995         1994         1993
                                                       ------------   ---------    ----------
Cash flows from financing activities:
  Net borrowings (repayments) under
   revolving credit agreements                            1,236,786  (1,187,530)    2,841,611
  Proceeds from notes payable                             8,177,688      85,065             -
  Repayment of long-term debt                              (172,527)    (65,678)       (5,372)
  Repayment of notes payable                                (50,018)    (35,047)            -
  Proceeds from exercise of stock options                    83,184      59,586       150,878
  Tax benefit of options exercised                           89,962      23,765       217,183
  Purchase of treasury stock                             (1,281,859)          -       (31,161)
                                                       ------------    --------    ----------
     Net cash provided (used) by
      financing activities                                8,083,216  (1,119,839)    3,173,139
                                                       ------------    --------    ----------

        Net increase (decrease) in cash                      74,737     105,414          (835)

Cash at beginning of year                                   232,787     127,373       128,208
                                                       ------------    --------    ----------

Cash at end of year                                    $    307,524     232,787       127,373
                                                       ------------    --------    ----------
                                                       ------------    --------    ----------

See notes 1, 6 and 9 for supplemental disclosures of non-cash activities.



See accompanying notes to consolidated financial statements.

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NOVEMBER 30, 1995, 1994 AND 1993


(1)  ORGANIZATION AND ACQUISITIONS

Microtek Medical, Inc. (the Company), a Delaware corporation, was organized on August 3, 1983. The Company designs, manufactures, and sells a broad range of surgical and medical supplies. The Company owns 100% of the common stock of Microtek Dominicana, S. A., Microtek U.K., and Microtek Medical Foreign Sales Corporation, Inc.

On November 30, 1995 the Company purchased substantially all the assets and assumed certain liabilities of Medi-Plast International, Inc. (Mediplast) a Georgia corporation which produced and marketed disposable fluid collection systems, transfer devices and patient procedural draping. The purchase price of $11,119,000 consists of $7,519,000 in cash and $3,600,000 in seller financing. The cash portion of the acquisition cost was financed by long-term debt. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values. The approximate balance sheet effects at November 30, 1995 of this acquisition were as follows:

     Increase in receivables, inventories and other current
       assets, including cash of $91,000                           $ 1,503,000
     Increase in accounts payable and accrued expenses                 474,000
     Increase in property, plant and equipment                         418,000
     Increase in goodwill and other assets                           9,672,000
     Increase in long-term debt                                     11,119,000

On June 27, 1995 the Company acquired the infection control drape line of business of Xomed, Inc. (Xomed) of Jacksonville, Florida in exchange for the assets of the Company's otology product line of business, $1,316,000 in cash and notes payable to Xomed in the amount of $1,313,000. The cash portion of the transaction cost was financed by long-term debt. This transaction was accounted for as an exchange of assets based on the recorded values of the assets exchanged and the estimated fair values of the ass ets acquired, and no gain or loss was recognized. The results of operations of the line of business acquired from Xomed are included in the Company's financial statements from the date of the exchange. The principal effects on the Company's balance sheet at the acquisition date were a net increase in goodwill and other assets of approximately $3,367,000 and an increase in long-term debt of $2,934,000.

On November 30, 1995, the Company purchased certain assets of Surgical Technologies, Inc. for $375,000. The purchase price was allocated primarily to inventories and fixtures and equipment based on estimated fair values.

                                                                   (Continued)

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma data are provided for comparative purposes and are not necessarily indicative of actual results that would have been achieved had the acquisition of Mediplast been consummated on December 1, 1993 and are not necessarily indicative of future results. Assuming that the acquisition was consummated on December 1, 1993, unaudited pro forma net sales, net earnings and earnings per share (for 1995), after giving effect to certain adjustments, including amortization of goodwill and other assets, increased interest expense on debt related to the acquisition, reduced compensation and rental expenses based on new contractual arrangements, and related income tax effects, for the years ended November 30, 1995 and 1994 follow:

                                           YEAR ENDED NOVEMBER 30,
                                           -----------------------
                                               1995           1994
                                               ----           ----
     Net sales                            $  35,203,000     32,097,000
                                          -------------     ----------
                                          -------------     ----------
     Earnings before extraordinary item   $   2,278,000        487,000
                                          -------------     ----------
                                          -------------     ----------
     Earnings per common share before
      extraordinary item                  $         .46
                                          -------------
                                          -------------

Information regarding operating expenses and net earnings of the drape line acquired from Xomed is not available. Unaudited pro forma net sales for the drape line acquired and the otology line exchanged are as follows:

                                                   PERIOD ENDED    YEAR ENDED
                                                     JUNE 30,     NOVEMBER 30,
                                                        1995          1994
                                                   ------------   -----------

     Net sales - Xomed drape line acquired         $  3,505,000     7,364,000
                                                   ------------   -----------
                                                   ------------   -----------
     Net sales - Microtek otology line exchanged   $  2,095,000     4,135,000
                                                   ------------   -----------
                                                   ------------   -----------

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out) or market.


                                                                   (Continued)

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (c)  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

     (d) INCOME TAXES

          In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 required the Company to change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective December 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of this change in method of accounting for income taxes in the consolidated statement of earnings for the year ended November 30, 1994.

Pursuant to the deferred method under APB Opinion 11, which was applied prior to the year ended November 30, 1994, deferred income taxes were recognized for income and expense items reported in different years for financial reporting and income tax purposes, using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

     (e)  GOODWILL AND OTHER ASSETS

          Goodwill is amortized using the straight-line method. Goodwill related to the acquisition of Microtek is being amortized over forty years, and goodwill related to subsequent acquisitions is being amortized over twenty-five years.


                                                                   (Continued)

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


If facts and circumstances indicate that goodwill may be impaired, an assessment is made by the Company to determine if a writedown is required or if its estimated useful life should be revised. The assessment is based primarily on forecasted operating income, including interest expense, depreciation and amortization other than goodwill; supplemented if necessary by an independent appraisal of fair value. At November 30, 1995 and 1994, the Company believes that no impairment of goodwill has occurred and t hat no revision of its estimated useful life is required.

Deferred loan costs are being amortized over five years, the actual term of the related term loan, using the straight-line method which does not differ materially from the interest method.

The cost of patents and license agreements is being amortized over the lesser of their legal or estimated useful lives.

The cost of customer lists are amortized over five years using the straight-line method.

     (f)  EARNINGS PER COMMON SHARE

          Earnings per share calculations are based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. Common share equivalents are determined using the treasury stock method. Any ESOP shares committed to be released are also included in the computation of weighted average shares outstanding.

     (g)  RESEARCH AND DEVELOPMENT

          Research and development expenditures are charged to expense as incurred and are included in selling, general and administrative expenses. Research and development expenses were approximately $168,000 for the year ended November 30, 1995, $201,000 for the year ended November 30, 1994 and $333,000 for the year ended November 30, 1993.

     (h)  STOCK OPTIONS

          All stock options are nonqualified or incentive stock options. The options are granted at the market price of the shares on the date of the grants, and therefore require no charges against income upon grant or exercise. The Company receives a tax benefit from dispositions that result in ordinary income to option recipients.


                                                                   (Continued)

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (i)  REVENUE RECOGNITION

          Revenue is recognized when goods are shipped and title and risk of ownership have passed. The Company allows goods to be returned if they do not meet the customer's specifications. An allowance is recorded for such returns.

     (j)  RECLASSIFICATIONS

          Certain reclassifications have been made in the 1994 and 1993 financial statements to conform to the 1995 presentation.

(3)  INVENTORIES

A summary of inventories follows:
                                                            NOVEMBER 30,
                                                          ----------------
                                                          1995        1994
                                                          ----        ----

     Raw materials                                   $  2,260,969   2,880,336
     Work-in-process                                    1,388,906   2,221,989
     Finished goods, net of $175,000 allowance for
       possible obsolescence at November 30, 1995
       and $185,000 at November 30, 1994                7,218,241   4,800,362
                                                     ------------  ----------
                                                     $ 10,868,116   9,902,687
                                                     ------------  ----------
                                                     ------------  ----------

(4)  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows:

                                                            NOVEMBER 30,
                                         ESTIMATED     -----------------------
                                         USEFUL LIVES      1995        1994
                                         ------------      ----        ----

     Land                                -             $   244,453     239,765
     Buildings                           20 years        1,480,538   1,157,823
     Machinery and equipment             7 - 10 years    3,784,297   2,799,905
     Furniture, fixtures and equipment   3 - 5 years     1,933,336   1,557,861
     Leasehold improvements              8 years         1,271,702     629,754
     Construction in progress            -                       -      37,707
                                                       -----------  ----------
                                                       $ 8,714,326   6,422,815
                                                       -----------  ----------
                                                       -----------  ----------



                                                                   (Continued)

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  ACCRUED EXPENSES

     A summary of accrued expenses follows:
                                           NOVEMBER 30,
                                     -----------------------
                                        1995          1994
                                        ----          ----

        Commissions                  $  170,125      257,444
        Bonuses                         639,487      275,900
        Salaries and wages              326,594      124,534
        Other                           870,399      736,614
                                     ----------    ---------
                                      2,006,605    1,394,492
                                     ----------    ---------
                                     ----------    ---------


(6)  NOTES PAYABLE AND LONG-TERM DEBT

     A summary of notes payable and long-term debt follows:

                                                                  NOVEMBER 30,
                                                                ---------------
                                                                1995       1994
                                                                ----       ----
        Borrowings under credit agreement:
         -  $9,000,000 revolving credit line available
              until November 30, 2000 (1)                    $  5,789,311   4,552,525
         -  Term loan (1)                                       8,000,000           -
                                                              ------------   ---------
                                                                13,789,311   4,552,525

        7.0% unsecured acquisition note payable in 59
          monthly installments of $41,799, including
          interest, with the remainder due November, 2000        3,600,000           -

        9.5% unsecured acquisition note payable in three
          annual principal installments of $375,000, plus
          interest payable quarterly, final installment
          due June 30, 1998                                      1,125,000           -

        $200,000 of unsecured non-interest bearing
          acquisition notes, discounted to yield 9.5%, due
          in monthly instalments ranging from $16,667 to
          $5,556, with final payment due June, 1997.
          Unamortized discount on the notes is $8,704 at
          November 30, 1995                                        188,637           -


                                                                 (Continued)

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Continued


                                                                     NOVEMBER 30,
                                                                   ---------------
                                                                   1995       1994
                                                                   ----       ----

        $250,000 unsecured non-interest bearing acquisition
          note, discounted to bear interest at 9.5%, due
          in 24 monthly installments beginning June 30,
          1995, of $8,333, followed by 12 monthly
          installments of $4,168, final instalment due
          June, 1998. Unamortized discount is $20,185 at
          November 30, 1995.                                       187,372           -

        Note payable to bank secured by real estate, payable
          in monthly instalments of $1,912 with remainder
          due October 2000, interest at prime plus .5%             177,148      53,564

        Account payable to officer, final payment due in
          September 1995, (2)                                            -      90,000

        Other                                                            -      50,018
                                                              ------------   ---------
               Total long-term debt                             19,067,468   4,746,107
        Less current instalments                                 2,476,393   4,699,036
                                                              ------------   ---------
              Long-term debt, excluding
               current instalments                            $ 16,591,075      47,071
                                                              ------------   ---------
                                                              ------------   ---------


(1) The $9,000,000 revolving credit line is secured by receivables and inventories and bears interest at LIBOR plus 1.5% or an alternative base rate plus .5%. The Company has discretion as to the mix of Eurodollar loans. The Company is required to pay an administration fee of $20,000 per year, plus a commitment fee of .5% on the average daily unused amount of the revolving credit line each quarter. At November 30, 1995, the interest rate on the line of credit was approximately 9.2%. Under the terms of the credit agreement, if the revolving credit commitment is permanently reduced or terminated, a penalty is due in the amount of 3% through November 30, 1996, 2% from December 1, 1996 to November 30, 1997 and 1% thereafter. The amount of credit available at any time is limited by a borrowing base calculation based on 85% of eligible receivables and 50% of eligible inventories. At November 30, 1995, the amount of credit available was approximately $1,650,000.

     The $8,000,000 term loan is secured by property, plant and equipment, bears interest at LIBOR plus 1.75% and is payable in twenty quarterly installments of $400,000, plus interest, through November, 2000. If the term loan is prepaid, a prepayment penalty is due in the same amounts as described above.

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


     The credit agreement contains certain covenants which, among other things, require that the Company maintain certain operating ratios, stated levels of tangible net worth and earnings, a stated debt service ratio, and a stated ratio of unsubordinated liabilities to net worth. The convenants also limit rental obligations, capital expenditures, sales of assets and additional indebtedness (other than that under the agreements) and prohibit the payment of dividends or other distributions to stockholders.

(2) This account originated as a result of an acquisition in the United Kingdom. The payee became an officer of the Company after the acquisition. The effects of the acquisition on the Company's financial statements were insignificant.

     Total interest paid by the Company approximated $498,000, $384,000 and $350,000 for the years ended November 30, 1995, 1994 and 1993, respectively.

     A summary of the future maturities of long-term debt follows:


     YEAR ENDING
     NOVEMBER 30,
     ------------
         1996                          $ 2,476,393
         1997                            2,369,776
         1998                            2,307,824
         1999                            1,926,774
         2000                            9,986,701
                                       -----------
                                       $19,067,468
                                       -----------
                                       -----------

(7) LEASES

     A summary follows of the future minimum lease payments under operating leases that have initial or remaining noncancelable terms in excess of one year as of November 30, 1995:

         1996                          $  687,898
         1997                             651,757
         1998                             466,129
         1999                             335,015
         2000                             339,744
         Thereafter                       228,400
                                       ----------
                                       $2,708,943
                                       ----------
                                       ----------


                                                                   (Continued)

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


     Rental expense was approximately $544,000,$323,000 and $404,000 for the years ended November 30, 1995, 1994 and 1993, respectively.

     Subsequent to November 30, 1995, the Company entered into a lease for a building in Empalme, Mexico. The lease expires in February 1997. Including the lease on the Mexico building, the future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

        1996                               $  837,969
        1997                                  665,399
        1998                                  466,129
        1999                                  335,015
        2000                                  339,744
        Thereafter                            228,400
                                           ----------
                                           $2,872,656
                                           ----------
                                           ----------

(8) GOODWILL AND OTHER ASSETS

     A summary of goodwill and other assets follows:

                                                 NOVEMBER 30,
                                          ------------------------
                                              1995          1994
                                          -----------    ---------
     Goodwill                             $21,073,736    8,272,711
     Patent and license agreements          1,880,451    1,191,197
     Deferred financing costs                 370,194            -
     Other                                    754,898      462,275
                                          -----------    ---------
                                           24,079,279    9,926,183
     Less accumulated amortization          2,173,491    1,726,114
                                          -----------    ---------
                                          $21,905,788    8,200,069
                                          -----------    ---------
                                          -----------    ---------
(9) INCOME TAXES

     As discussed in note 2, the Company adopted Statement 109 as of December 1, 1993. The cumulative effect, totaling $5,000, of this change in accounting for income taxes was determined as of December 1, 1993 and is reported separately in the consolidated statement of earnings for the year ended November 30, 1994. Financial statements of prior years have not been restated to apply the provisions of Statement 109 and the pro-forma effect of the change in accounting for income taxes on prior years has not been shown because the effect is not material.

                                                                    (Continued)

                   MICROTEK MEDICAL, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


Income tax expense (benefit) consists of:

                                     CURRENT     DEFERRED     TOTAL
                                   ----------    --------   ---------
November 30, 1995:
  Federal                          $  942,000      3,000      945,000
  State                               140,000    (20,000)     120,000
  Foreign                             380,000          -      380,000
                                   ----------    -------    ---------
                                   $1,462,000    (17,000)   1,445,000
                                   ----------    -------    ---------
                                   ----------    -------    ---------
November 30, 1994:
  Federal                          $  273,000     69,000      342,000
  State                                38,000      7,000       45,000
  Foreign                              57,000          -       57,000
                                   ----------    -------    ---------
                                   $  368,000     76,000      444,000
                                   ----------    -------    ---------
                                   ----------    -------    ---------
November 30, 1993:
  Federal                          $  724,000    (67,000)     657,000
  State                                67,000     (6,000)      61,000
  Foreign                              33,000          -       33,000
                                   ----------    -------    ---------
                                   $  824,000    (73,000)     751,000
                                   ----------    -------    ---------
                                   ----------    -------    ---------

     Such income taxes (benefit) are included in the consolidated statements of operations as follows:

                                          YEAR ENDED NOVEMBER 30,
                                     --------------------------------
                                        1995         1994       1993
                                     ----------    -------    -------
Continuing operations                $1,445,000    444,000    775,000
Extraordinary items                           -          -    (24,000)
                                     ----------    -------    -------
                                     $1,445,000    444,000    751,000
                                     ----------    -------    -------
                                     ----------    -------    -------





                                                                    (Continued)

                 MICROTEK MEDICAL, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements


     Actual income tax expense differs from the expected tax expense (computed by applying the Federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                   YEAR ENDED NOVEMBER 30,
                                              ------------------------------
                                                 1995        1994      1993
                                              ----------   -------   -------
Computed expected tax expense                 $1,276,000   350,000   606,000
Difference resulting from:
  State income taxes, net of
  Federal income tax benefit                     124,000    34,000    59,000
  Amortization of goodwill                        66,000    69,000    69,000
  Foreign sales corporation benefit              (51,000)  (16,000)  (12,000)
  Effect of net operating loss carryforward            -         -   (24,000)
  Other                                           30,000     7,000    53,000
                                              ----------   -------   -------
                                              $1,445,000   444,000   751,000
                                              ----------   -------   -------
                                              ----------   -------   -------

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at November 30, 1995 and 1994 are presented below:

                                                             1995        1994
                                                          ---------     ------
Deferred tax assets:
  Accounts receivable, due to allowances for doubtful
   accounts and sales returns                             $  55,000     49,000
  Inventories, principally due to allowances for obsolete
   inventory, and additional costs inventoried for tax
   purposes pursuant to the Tax Reform Act of 1986          126,000    123,000
  Self-funded insurance program reserves                     35,000     41,000
  Compensated absences, principally due to accrual for
   financial reporting purposes                              24,000     29,000
  Deferred organization costs                                 2,000      3,000
                                                          ---------   --------
    Total gross deferred tax asset                          242,000    245,000
                                                          ---------   --------
Deferred tax liabilities:
  Plant and equipment, principally due to differences in
   depreciation                                            (213,000)  (260,000)
  Prepaid assets which are deducted for tax purposes        (32,000)   (25,000)
  Goodwill, due to different amortization periods           (20,000)         -
                                                          ---------   --------
    Total gross deferred tax liabilities                   (265,000)  (285,000)
                                                          ---------   --------
    Net deferred tax liability                            $ (23,000)   (40,000)
                                                          ---------   --------
                                                          ---------   --------

                                                                    (Continued)

                 MICROTEK MEDICAL, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements


     The Company has determined, based on profitable earnings in the past several years and expectations for the future, that the deferred tax assets will more likely than not be fully realized and that no valuation allowance is necessary at November 30, 1995.

     Taxes paid for the years ended November 30, 1995, 1994 and 1993 were $874,000, $539,000 and $367,000 respectively.

(10) EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution profit sharing plan covering all full-time employees who have completed one year of employment and are age twenty-one or older. Eligible employees may contribute an amount from 1% of compensation up to 20%. The Company makes matching contributions to the plan in an amount determined by the Board of Directors. The Company may also elect to make additional discretionary contributions. Contributions by the Company to the plan were approximately $87,000, $67,000 and $55,000 for the years ended November 30, 1995, 1994 and 1993, respectively.

     The Company sponsors a self-funded group medical insurance plan for its employees which is administered through a third party administrator. The Company has obtained stop-loss insurance coverage which limits its liability to $50,000 per employee. The Company also has aggregate stop-loss coverage which is determined by a formula based upon the number of active employees. Claims expense under this plan was approximately $448,000, $544,000 and $608,000 for the years ended November 30, 1995, 1994 and 1993, respectively.

     Effective December 1, 1992, the Company adopted an employee stock ownership plan (ESOP) to which the Company has the option to contribute cash or shares of Company stock. The Company reserved 90,000 shares of common stock at $6.00 per share for issuance to the ESOP. The ESOP executed a $540,000 share purchase loan agreement (the ESOP Loan) with the Company on November 29, 1993, to purchase the 90,000 shares reserved by the Company.
The ESOP Loan is scheduled to be paid in nine annual instalments of $79,392, including interest at 6%, beginning November 29, 1994, with the remaining principal and interest due on November 29, 2002. During each of the years ended November 30, 1995 and 1994, 10,000 shares were committed to be released, which resulted in compensation cost to the Company of $71,250 and $51,250, respectively. At November 30, 1995, 20,000 shares were committed to be released, 10,000 shares had been allocated and 70,000 shares with a fair value of $499,000 remained unearned.

                                                                    (Continued)

                 MICROTEK MEDICAL, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements


     The Company's contributions to the ESOP each plan year will be determined by the Board of Directors of the Company, provided that, for any plan year in which the ESOP Loan remains outstanding the contributions by the Company may not be less than the amount needed to provide the ESOP with sufficient cash to pay any current maturing obligations under the ESOP Loan. The Company contributed approximately $79,000 to the ESOP plan during fiscal 1995.

     The unearned shares restricted to the ESOP are accounted for as a reduction of stockholders' equity. The ESOP Loan is not included in the Company's financial statements.

(11) BUSINESS AND CREDIT CONCENTRATIONS

     The Company's trade receivables are primarily concentrated with both domestic hospitals and international dealers. The Company performs on-going credit evaluations of its customers and generally does not require collateral on trade receivables. The Company believes that consolidated trade receivables are well diversified, thereby reducing potential credit risk, and that adequate allowances are maintained for any uncollectible trade receivables. No single customer accounted for more than 10% of total sales during 1995, 1994 and 1993.

     The Company had export sales to customers in over 60 countries in the approximate amounts of $7,290,000, $5,918,000 and $5,083,000 for the years ended November 30, 1995, 1994 and 1993, respectively. Assets related to the Company's foreign operations and gains or losses on foreign currency translation are not significant.

     Export sales classified by geographic area are as follows:

                                              YEAR ENDED NOVEMBER 30,
                                       ------------------------------------
                                          1995           1994        1993
                                       ----------     ---------   ---------
    United Kingdom                     $3,883,000     1,583,000     936,000
    Other European countries            1,389,000     2,589,000   2,322,000
    Canada                                581,000       472,000     379,000
    Pacific Rim                           832,000       656,000     565,000
    Other                                 605,000       618,000     881,000
                                       ----------     ---------   ---------
                                       $7,290,000     5,918,000   5,083,000
                                       ----------     ---------   ---------
                                       ----------     ---------   ---------

                                                                    (Continued)

                 MICROTEK MEDICAL, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements


(12) COMMON STOCK OPTIONS AND WARRANTS

     The Company has granted common stock options to certain officers and employees. A summary of these options and related option transactions, adjusted for stock splits follows:

                                            YEAR ENDED NOVEMBER 30,
                                         -----------------------------
                                           1995       1994       1993
                                         -------    -------    -------
    Outstanding, beginning of year       595,836    587,522    670,044
    Granted                              155,000     52,000     39,241
    Exercised                            (60,990)   (43,686)  (110,825)
    Expired or rescinded                       -          -    (10,938)
                                         -------    -------   --------
    Outstanding, end of year             689,846    595,836    587,522
                                         -------    -------   --------
                                         -------    -------   --------

                                                 AT NOVEMBER 30,
                                    ---------------------------------------
                                      1995             1994            1993
                                      ----             ----            ----
    Options vested                  479,845          501,505         506,993
                                    -------          -------         -------
                                    -------          -------         -------
    Options exercisable             479,845          501,505         506,993
                                    -------          -------         -------
                                    -------          -------         -------

    Exercise price               $1.36 - $7.50    $1.36 - $5.75   $1.36 - $5.75

    Expiration date of options              August 10, 2000  -  June 9, 2004

     In 1995, 1994 and 1993, options were exercised for 60,990, 43,686 and 110,825 shares of common stock, respectively, and proceeds to the Company were $83,190, $59,586 and $150,878, respectively.

(13) STOCK SPLIT

     In April 1992 the Company declared a 1.833 for 1 stock split, approved a change in the par value of common shares from $1.00 to $.01 per share and authorized the issuance of 1,000,000 shares of preferred stock without par value.

(14) RELATED PARTY TRANSACTIONS

     Amounts due from related parties include 9% unsecured notes receivable from officers. Although the notes are due on demand, the Company does not ordinarily demand payment during the next fiscal year.

                                                                    (Continued)

                 MICROTEK MEDICAL, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements


(15) LITIGATION

     The Company has pending claims incurred in the normal course of business which, in the opinion of management, can be disposed of without material effect on the accompanying financial statements.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data follow (in thousands except per share information):

                                    QUARTERS ENDED
                    ----------------------------------------------   YEAR ENDED
                    FEBRUARY 28   MAY 31   AUGUST 31   NOVEMBER 30   NOVEMBER 30
                    -----------   ------   ---------   -----------   -----------
1995:
  Net sales           $7,107       7,049     7,653         8,250        30,059
                      ------       -----     -----         -----        ------
                      ------       -----     -----         -----        ------
  Gross profit        $2,877       3,156     3,854         3,896        13,783
                      ------       -----     -----         -----        ------
                      ------       -----     -----         -----        ------
  Net earnings        $  337         448       715           807         2,308
                      ------       -----     -----         -----        ------
                      ------       -----     -----         -----        ------
  Earnings per share  $  .07         .09       .15           .17           .47
                      ------       -----     -----         -----        ------
                      ------       -----     -----         -----        ------

                                    QUARTERS ENDED
                    ----------------------------------------------   YEAR ENDED
                    FEBRUARY 28   MAY 31   AUGUST 31   NOVEMBER 30   NOVEMBER 30
                    -----------   ------   ---------   -----------   -----------
1994:
  Net sales           $6,777       6,943     6,781         6,393        26,894
                      ------       -----     -----         -----        ------
                      ------       -----     -----         -----        ------
  Gross profit        $3,312       2,632     3,093         2,910        11,947
                      ------       -----     -----         -----        ------
                      ------       -----     -----         -----        ------
  Net earnings (loss) $  338        (113)      233           122           580
                      ------       -----     -----         -----        ------
                      ------       -----     -----         -----        ------
  Earnings (loss)
   per share          $  .07        (.02)      .05           .02           .11
                      ------       -----     -----         -----        ------
                      ------       -----     -----         -----        ------

(17) INVESTMENT IN JOINT VENTURE

     The Company owns a 50% equity interest in Synergon Medical, LLC, in a corporate joint venture which operates a manufacturing facility in the Dominican Republic. Production began in March 1995. The investment is accounted for using the equity method.

                                                                    (Continued)

                 MICROTEK MEDICAL, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements


(18) VALUATION ACCOUNTS

     The changes in the Company's valuation accounts for the years ended November 30, 1995, 1994 and 1993 are as follows:

                                                     ADDITIONS-
                                       BALANCE AT     AMOUNTS       DEDUCTIONS-
                                       BEGINNING     CHARGED TO       AMOUNTS       BALANCE AT
      DESCRIPTION                       OF YEAR       EXPENSES      WRITTEN OFF     END OF YEAR
      -----------                      ----------    ----------     -----------     -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
 AND SALES RETURNS
  Year ended November 30, 1995         $125,000        33,386          18,336         140,000
  Year ended November 30, 1994          225,000         3,011         103,011         125,000
  Year ended November 30, 1993          125,000       102,770           2,770         225,000

ALLOWANCE FOR INVENTORY OBSOLESCENCE
  Year ended November 30, 1995         $185,000             -          10,000         175,000
  Year ended November 30, 1994          125,000        60,000               -         185,000
  Year ended November 30, 1993           65,000        60,000               -         125,000


                          [OLIN J. HARRELL LETTERHEAD]


To the Board of Directors
  Medi-Plast International, Inc.

I have audited the accompanying balance sheets of Medi-Plast International, Inc. (a Georgia corporation) as of December 31, 1994 and December 31, 1993 and the related statements of operations and retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Plast International, Inc. as of December 31, 1994 and December 31, 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in the accompanying notes to the financial statements, the Company is involved in a dispute with its former landlord, the outcome of which is not certain at this time. Accordingly, no provision for any liability that may result has been made in the accompanying financial statements.



                                                   /s/ OLIN HARRELL, CPA
                                                   ----------------------
                                                   Olin Harrell, CPA

March 31, 1995
Atlanta, Georgia

                              MEDI-PLAST INTERNATIONAL, INC.

                                     Balance Sheets

                                December 31, 1994 and 1993



    ASSETS                                             1994        1993
    ------                                          ----------   ---------
Current assets:
   Accounts receivable, net of allowance of
      $5,000 in 1994 and 1993                       $  525,780      438,141
   Accounts receivable from related parties             13,348       12,984
   Inventories                                         463,126      549,085
   Prepaid expenses                                     17,134        5,315
                                                    ----------    ---------
          Total current assets                       1,019,388    1,005,525

Property and equipment, net                            285,392      342,855

Other assets                                            13,017       13,017
                                                    ----------    ---------
                                                    $1,317,797    1,361,397
                                                    ----------    ---------
                                                    ----------    ---------
    LIABILITIES AND EQUITY
    ----------------------
Current liabilities:
   Note payable to bank                             $  501,062      507,980
   Current installment of long-term debt                66,666       74,581
   Accounts payable                                    207,519      284,184
   Accrued liabilities                                  81,605       66,601
                                                    ----------    ---------
          Total current liabilities                    856,852      933,346
                                                    ----------    ---------
Long-term debt, excluding current installment            7,004       87,520
                                                    ----------    ---------
Stockholders' equity:
   Common stock, $.01 par value, 240,000 shares
      issued and outstanding                             2,400        2,400
   Additional paid-in capital                          176,972      176,972
   Treasury stock, 24,000 shares, at cost             (143,513)    (143,513)
   Retained earnings                                   418,082      304,672
                                                    ----------    ---------
          Total stockholders' equity                   453,941      340,531
                                                    ----------    ---------
Commitments and contingencies
                                                    $1,317,797    1,361,397
                                                    ----------    ---------
                                                    ----------    ---------


See accompanying notes to financial statements.

                        MEDI-PLAST INTERNATIONAL, INC.

                 Statements of Operations and Retained Earnings

                    Years ended December 31, 1994 and 1993

                                                     1994            1993
                                                  ----------      ---------

Net sales                                         $5,203,333      4,444,618
Cost of sales                                      2,791,030      2,204,801
                                                  ----------      ---------
   Gross profit                                    2,412,303      2,239,817

Selling, general and administrative expenses       2,298,893      2,352,080
                                                  ----------      ---------

Net income (loss)                                    113,410       (112,263)

Retained earnings - beginning of year                304,672        416,935
                                                  ----------      ---------

Retained earnings - end of year                   $  418,082        304,672
                                                  ----------      ---------
                                                  ----------      ---------


See accompanying notes to financial statements.

                        MEDI-PLAST INTERNATIONAL, INC.

                          Statements of Cash Flows

                    Years ended December 31, 1994 and 1993

                                                           1994         1993
                                                         --------     --------
Cash flows form operating activities:
   Net income (loss)                                     $113,410     (112,263)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation                                        144,807      113,857
      Bad debt expense                                     10,638       19,010
      Changes in operating assets and liabilities:
         Accounts receivable                              (98,640)      28,099
         Inventories                                       85,959      (48,264)
         Prepaid expenses                                 (11,819)      (1,204)
         Accounts payable                                 (76,664)      77,881
         Accrued expenses                                  15,005       10,010
                                                         --------     --------
            Net cash provided by operating activities     182,696       87,126
                                                         --------     --------

Cash flows from investing activities - additions
  to property and equipment                               (87,347)    (182,113)
                                                         --------     --------
Cash flows from financing activities:
   Net increase (decrease) in revolving line of credit     88,488     (148,370)
   Proceeds from long-term debt                                 -      225,000
   Repayments of long-term debt                           (88,431)     (62,899)
                                                         --------     --------
            Net cash provided by financing activities          57       13,731
                                                         --------     --------
            Net increase (decrease) in cash              $ 95,406      (81,256)
                                                         --------     --------
                                                         --------     --------

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                           $ 57,622       47,044
                                                         --------     --------
                                                         --------     --------


See accompanying notes to financial statements.

                     MEDI-PLAST INTERNATIONAL, INC.

                     Notes to Financial Statements

                      December 31, 1994 and 1993

(1) ORGANIZATION

Medi-Plast International, Inc. (the Company), a Georgia corporation, was organized on November 12, 1980. The Company produces and markets disposable fluid collection systems, transfer devices and patient procedural draping for use primarily in hospitals. The Company's primary market area is the continental United States.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  INVENTORIES

          Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis.

     (b)  PROPERTY AND EQUIPMENT

          Property and equipment is stated at cost. Depreciation of property and equipment is calculated using both straight-line and accelerated methods over the estimated useful lives of the assets.

     (c)  REVENUE RECOGNITION

          Revenue is recognized when goods are shipped and title and risk of ownership have passed. The Company allows goods to be returned if they do not meet the customer's specifications.

     (d)  INCOME TAXES

          The Company has elected for its earnings or losses to be taxed directly to its stockholders under the S Corporation provisions of the Internal Revenue Code and similar provisions of Georgia laws and regulations.

                                                                    (Continued)

                        MEDI-PLAST INTERNATIONAL, INC.

                        Notes to Financial Statements

(3) INVENTORIES

    A summary of inventories follows:

                                           DECEMBER 31,
                                      --------------------
                                        1994         1993
                                      --------     -------
Raw materials                         $177,664     186,788
Work in process                         68,796      71,894
Finished goods                         216,666     290,403
                                      --------     -------
                                      $463,126     549,085
                                      --------     -------
                                      --------     -------

(4)  PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                           DECEMBER 31,
                                        ESTIMATED     ----------------------
                                       USEFUL LIFE       1994          1993
                                       -----------    ----------     -------
Molds                                     5 years     $  203,563     185,063
Machinery and equipment                   5 years        503,561     477,270
Furniture, fixtures and software          5 years        145,405     127,291
Leasehold improvements                 31.5 years        149,442     125,001
                                                      ----------     -------
                                                       1,001,971     914,625
Less accumulated depreciation                            716,579     571,770
                                                      ----------     -------
                                                      $  285,392     342,855
                                                      ----------     -------
                                                      ----------     -------

(5)  NOTES PAYABLE

     The Company's notes payable consist of the following:

                                                            DECEMBER 31,
                                                        --------------------
                                                          1994         1993
                                                        --------     -------
Secured line of credit, SouthTrust Bank, base rate
  plus 1%, maximum credit limit $500,000                $490,118     401,630
Term loan, SouthTrust Bank, 8% fixed rate, payable
  in monthly installments of $7,051 each                  73,670     162,101
                                                        --------     -------
                                                        $563,788     563,731
                                                        --------     -------
                                                        --------     -------

                                                                   (Continued)

                        MEDI-PLAST INTERNATIONAL, INC.

                        Notes to Financial Statements

     The revolving line of credit with SouthTrust Bank was established in January, 1993 and matures on April 30, 1995. Available credit is determined as a percentage of eligible accounts receivable and inventories up to a maximum of $500,000. The loan is personally guaranteed by the Company's shareholders.

     The three year term loan, with a final maturity in January, 1996, is collateralized by the Company's machinery and equipment and is also guaranteed by the Company's shareholders. The interest rate is fixed at 8%.

(6)  RELATED PARTY TRANSACTIONS

     (a)  LEASES

          The Company leases office and warehouse space, injection molds, vehicles and other equipment from JP Leasing Company, a partnership which is owned by the Company's two principal officers. The cost of these leases to the Corporation in 1994 and 1993 amounted to $458,689 and $361,020 respectively.

     (b)  ADVANCES TO SHAREHOLDERS

          As of December 31, 1994 and 1993 advances to the Company's two principal officers totaled $13,348 and $12,984 respectively.

(7)  RENTAL EXPENSE AND LEASE COMMITMENTS

     Rentals of space, injection molds, vehicles, and equipment under operating leases amounted to approximately $458,689 in 1994 and $361,020 in 1993. With the exception of the lease for office and warehouse space, all operating leases are for a period of one year from December 31, 1994.

     The approximate future minimum rental payments required under the terms of the noncancelable lease for office and warehouse space are:

             1995                 $  141,850
             1996                    141,850
             1997                    141,850
             1998                    141,850
             1999                    141,850
             Thereafter            1,257,231
                                  ----------
                                  $1,966,481
                                  ----------
                                  ----------

                                                                  (Continued)

                        MEDI-PLAST INTERNATIONAL, INC.

                        Notes to Financial Statements

     The Company is not obligated under any capital leases.

(8)  PENDING LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

(9)  CONTINGENT LIABILITIES

     (a)  TERMINATION OF LEASE

          On September 12, 1986, the Company entered into a lease agreement with Northfield Building One Associates, Ltd. for office and manufacturing facilities. On June 20, 1989 the lease was amended to reduce the leased space and monthly payments as well as to shorten the lease term. The term of the amended lease commenced February 25, 1987, and expired January 31, 1993. Beginning May 1, 1989, monthly lease payments were reduced to $14,133.

          On October 31, 1990, the Company terminated its lease with Northfield
            Building One Associates, Ltd. (the landlord). Company management believed this termination was necessary because of the landlord's use of an area in the office park as a storage yard for over one hundred school buses. The buses and county employees were routed directly behind Medi-Plast's premises and over the access pad to the Company's warehouse several times daily. Because neither the bus storage area nor the access road to the storage area was paved, dust clouds and other contamination resulted.

            These adverse circumstances threatened Medi-Plast's ability to continue to produce, package and ship medical supplies and products in a condition acceptable to its customers and as required by the Food and Drug Administration. The bus traffic over the loading pad also prevented and interfered with scheduled deliveries and shipping form the Company's warehouse space.

                                                                     (Continued)

                          MEDI-PLAST INTERNATIONAL, INC.

                          Notes to Financial Statements

          The landlord was notified to correct the above described conditions but took no action; therefore, Medi-Plast elected to terminate the lease. The Company contends that Northfield Building One Associates, Ltd. is responsible for the cost of its direct moving expenses, production and sales losses due to the move as well as other damages resulting from unreasonable use of the office park. The landlord contends that it is owed monthly rent from Medi-Plast and denies that it is liable to the Company for damages due to any beach of the lease agreement.

          The Company has determined, after consultation with counsel, that it is not possible at this time to estimate the amounts, if any, of damages that it might eventually by able to recover or whether Medi-Plast may be held liable to the landlord under the terms of the lease. No provision for any liability has been made in the accompanying financial statements relative to this dispute.

     (b)  POSSIBLE CLAIM ON NOTE PAYABLE

          As previously discussed above, on June 20, 1989, the Company entered into a second amendment to the lease for premises at Northfield Building One, reducing the leaseable area from 41,000 square feet to 19,860 square feet and revising the term for an expiration of January 31, 1993. As part of the consideration Medi-Plast executed a note for $100,000 payable to Northfield Building One Associates, Ltd., the landlord at the time. The note has no specified due date, instead being due only in the event of a default by Medi-Plast, and then only after notice and a failure to cure under the Northfield lease, as amended. As of March 22, 1994, no demand has been made under the note.

          In connection with this note, it is the position of Medi-Plast that the Company has not defaulted under the lease and, because the lease has been terminated by Medi-Plast effective October 31, 1990 due to a default by the current landlord (as above described), Medi-Plast is not and cannot be in default under the lease or the note in the future. As a result, Medi-Plast's position is that the note is not and cannot become due and Medi-Plast has no obligation to anyone under the note. Company management intends to vigorously defend any attempt by a holder of the note to enforce it.

          As of December 31, 1992 management elected to eliminate this note from its financial statements for the reasons set forth above. The income credit resulting from the elimination of this note was reported in the statement of income for the year ended December
            31, 1992 as an extraordinary item.

                                                                    (Continued)

                         MEDI-PLAST INTERNATIONAL, INC.

                         Notes to Financial Statements

(10) BUSINESS AND CREDIT CONCENTRATIONS

     The Company's trade receivables are primarily concentrated with hospitals in the continental United States. The Company performs on-going credit evaluations of its customers and generally does not require collateral on trade receivables. The Company believes that trade receivables are well diversified, thereby reducing potential credit risk, and that adequate allowances are made for any uncollectible trade receivables.

(11) VALUATION ACCOUNTS

     The Company's valuation accounts changed during the years ended December
       31, 1994 and 1993 as follows:

                                      BALANCE AT
                                       BEGINNING                 PROVISION     BALANCE AT
                                        OF YEAR   CHARGE-OFFS  FOR BAD DEBTS  END OF YEAR
                                      ----------  -----------  -------------  -----------
1994:
     Allowance for doubtful accounts    $5,000       10,638        10,638        5,000
1993:
     Allowance for doubtful accounts    $5,000       19,010        19,010        5,000

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   Advanced Instruments, Inc.


We have audited the accompanying statement of divisional assets, liabilities and parent's equity of Venodyne, a division of Advanced Instruments, Inc. as of February 24, 1996, and the related statements of divisional income and cash flows for the eleven month period then ended. These financial statements are the responsibility of the Division's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venodyne, a division of Advanced Instruments, Inc. as of February 24, 1996, and the results of its operations and its cash flows for the eleven month period then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Division has been operated as an integral part of its Parent's operations and is significantly dependent on the parent corporation. Hence, the financial statements presented may not be indicative of the results of operations that would have been obtained if the Division had been operated as an independent entity.


WOLF & COMPANY, P.C.



Boston, Massachusetts
April 5, 1996

                                  VENODYNE,
                  A DIVISION OF ADVANCED INSTRUMENTS, INC.

      STATEMENT OF DIVISIONAL ASSETS, LIABILITIES AND PARENT'S EQUITY

                              FEBRUARY 24, 1996
                                  (NOTE 11)

                                      ASSETS

Current assets:
  Accounts receivable, less allowance for doubtful
    accounts of $35,115                                                $   739,462
  Contract sales receivable - current, less allowance for doubtful
    accounts of $30,619 (Note 3)                                           213,415
  Inventories (Note 4)                                                     310,087
  Other current assets                                                      22,209
                                                                       -----------
      Total current assets                                               1,285,173
                                                                       -----------

Equipment, at cost:
  Machinery and equipment                                                   10,290
  Furniture and office equipment                                            17,272
  TLDC and rental equipment                                                269,072
                                                                       -----------
                                                                           296,634
  Less accumulated depreciation and amortization                          (109,813)
                                                                       -----------
      Net equipment                                                        186,821
                                                                       -----------
Contract sales receivable (Note 3)                                         180,285
                                                                       -----------
                                                                       $ 1,652,279
                                                                       -----------
                                                                       -----------


                         LIABILITIES AND PARENT'S EQUITY

Current liabilities:
  Accounts payable                                                     $   140,158
  Accrued expenses                                                          59,969
                                                                       -----------
      Total current liabilities                                            200,127


Commitments and contingencies (Notes 5, 6 and 7)

Parent's equity in division (Note 8)                                     1,452,152
                                                                       -----------
                                                                       $ 1,652,279
                                                                       -----------
                                                                       -----------


              See independent auditors' report and accompanying
                       notes to financial statements.

                                  VENODYNE,
                   A DIVISION OF ADVANCED INSTRUMENTS, INC.

                       STATEMENT OF DIVISIONAL INCOME

             For the Eleven Month Period Ended February 24, 1996
                                  (Note 11)


Net sales                                             $3,740,596
Rental income                                             27,575
                                                      ----------
    Total net revenues                                 3,768,171

Cost of sales and rentals                              1,481,410
                                                      ----------
    Gross profit                                       2,286,761
                                                      ----------

Operating expenses:
  Selling expense                                      1,142,906
  General and administrative expense                     417,354
  Marketing expense                                      148,138
  Engineering expense                                    132,652
  Service department expense, net                          7,625
                                                      ----------
    Total operating expenses                           1,848,675
                                                      ----------
    Operating income                                     438,086
                                                      ----------
Other expenses (income):
  Commission expense (Note 5)                            213,457
  Bad debt expense                                       132,969
  Interest income                                        (10,354)
                                                      ----------
    Total other expenses                                 336,072
                                                      ----------
    Divisional income                                 $  102,014
                                                      ----------
                                                      ----------
Pro Forma (Note 10):
  Historical divisional income before taxes           $  102,014
  Pro forma taxes on divisional income                    32,425
                                                      ----------
  Pro forma divisional income after income taxes      $   69,589
                                                      ----------
                                                      ----------


See independent auditors' report and accompanying notes to financial statements.

                                  VENODYNE,
                   A DIVISION OF ADVANCED INSTRUMENTS, INC.

                      STATEMENT OF DIVISIONAL CASH FLOWS

             For the Eleven Month Period Ended February 24, 1996
                                  (Note 11)


Cash flows from operating activities:
  Divisional income                                            $   102,014
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Allocation of corporate expenses to division                 1,024,330
    Depreciation                                                    61,093
    Bad debt expense                                               132,969
    Change in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable                                       (174,456)
        Contract sales receivable                                 (205,084)
        Inventory                                                  176,424
        Other current assets                                         6,334
      Increase (decrease) in:
        Accounts payable                                           113,852
        Accrued expenses                                           (10,994)
                                                               -----------
          Net cash provided by operating activities              1,226,482
                                                               -----------

Cash flows from investing activities                                     -
                                                               -----------

Cash flows from financing activities:
  Cash collected by parent on behalf of division                (3,398,985)
  Cash payments made by parent on behalf of division             2,172,503
                                                               -----------
          Net cash used by financing activities                 (1,226,482)
                                                               -----------

Net effect on cash from divisional activity                    $         -
                                                               -----------
                                                               -----------

Summary of non-cash investing activity:
  Inventory transferred to equipment                           $    76,792



See independent auditors' report and accompanying notes to financial statements.

                                   VENODYNE,
                   A DIVISION OF ADVANCED INSTRUMENTS, INC.

                       NOTES TO FINANCIAL STATEMENTS

                 Eleven Month Period Ended February 24, 1996


1.  NATURE OF OPERATIONS

     The Venodyne Division of Advanced Instruments, Inc. (Venodyne) designs, manufacturers and sells intermittent compression systems designed to prevent Deep Vein Thrombosis and Pulmonary Embolism. Venodyne's customers are primarily healthcare providers; however, the initial purchase decision, and the volume and usage of consumables are influenced by surgeons, medical doctors, nurses and hospital administrators. Sales are made through a combination of a direct sales force and dealers. Sales are concentrated in New England and the Northeast.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying statements of divisional assets, liabilities and parent's equity, divisional income and cash flows have been prepared from the books and records maintained by the Venodyne Division and its parent, Advanced Instruments, Inc. (Parent). The statement of divisional income and cash flows may not necessarily be indicative of the results of operations that would have been obtained if Venodyne had been operated as an independent entity. The statement of divisional income includes allocation of certain expenses which are material in amount. Such expenses are allocations for corporate services and overhead. (Refer to Note 8).

     The Parent has elected to be taxed in accordance with Subchapter S of the Internal Revenue Code. Accordingly, no provision for federal income taxes for the eleven month period ended February 24, 1996 has been provided in the Parent's financial statements as the income will be reported on the federal income tax returns of the its shareholders. Accordingly, there is no federal income tax provision allocated in the financial statements of Venodyne. Pro forma information reflecting an adjustment for federal and state income taxes is presented on the historical Venodyne income statement. (Refer to Note 10.)

     The Parent controls all cash balances and no separate cash balances are maintained by Venodyne. Venodyne does not have any formal financing arrangements with its Parent. However, cash needs are met by funds provided by the Parent, essentially on a demand basis, to the extent funds are required by Venodyne.

     The Parent has a line of credit agreement with a bank expiring on September 30, 1996 which is used, when necessary, to meet its financing requirements, including those of Venodyne. The Parent does not allocate any interest charges to Venodyne.


See independent auditors' report.

                                   VENODYNE,
                   A DIVISION OF ADVANCED INSTRUMENTS, INC.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     BASIS OF PRESENTATION (CONCLUDED)

     The Parent's line-of-credit is secured by its assets, including those assets utilized by Venodyne.

     USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions involve the areas of allowance for bad debts, inventory valuation, cost allocations and certain accruals. Actual results could differ from those estimates.

     SALES

     Sales are generally recorded when goods are shipped and profit is recognized at that time. However, in connection with certain sales contracts (Refer to Note 3), Venodyne collects the related receivables over extended periods of time. The customer is charged interest based on the selling price of the product and the term of the contract.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market.

     EQUIPMENT

     The cost of equipment is depreciated over the estimated useful lives of the related assets using the straight-line method. TLDC represents instruments used as Trials, Loaners, Demonstrator or Consignment.

     A summary of the estimated useful lives of the assets follows:

              Machinery and equipment              3-7 years
              Furniture and office equipment       3-7 years
              TLDC and rental equipment            2-3 years

     Maintenance and repairs expenses are charged to operations when incurred. Betterments and major renewals are capitalized.




See independent auditors' report.

                                VENODYNE,
                 A DIVISION OF ADVANCED INSTRUMENTS, INC.

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.   CONTRACT SALES RECEIVABLE

     Venodyne offers its customers a sales contract whereby the the customer may purchase instrument products at cost or at cost plus a small profit margin. Under the contract, the customer commits to buy a certain quantity of consumable products over a specified period that are priced at normal selling prices plus a premium amount to cover the cost of the instruments purchased.

     When the instruments are shipped to the customer, Venodyne recognizes the sale profit, if any, on the sale of the instruments. Venodyne records a receivable for the sales price of the instrument and deferred interest that will be earned on the contract, and paid from the premium price included in the sales contract, as consumable products are purchased over the term of the contract.

     At February 24, 1996, Venodyne had the following balances in contract sales receivable:

                                                    DEFERRED
                                       CONTRACT     INTEREST        NET
                                      RECEIVABLE     INCOME      RECEIVABLE
                                      ----------    --------     ----------

     Current                           $270,865     $(26,831)     $244,034
     Non-current                        218,852      (38,567)      180,285
                                       --------     --------      --------
     Total                             $489,717     $(65,398)     $424,319
                                       --------     --------      --------
                                       --------     --------      --------

4.   INVENTORIES

     Inventories at February 24, 1996 consist of the following:

     Raw material                     $184,720
     Work-in-process                    40,347
     Finished goods                     85,020
                                      --------
                                      $310,087
                                      --------
                                      --------



See independent auditors' report.

                                VENODYNE,
                 A DIVISION OF ADVANCED INSTRUMENTS, INC.

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.   COVENANT NOT TO COMPETE

     Advanced Instruments, Inc. entered into an agreement in 1991 with one of its Venodyne sales agents who resigned from his sales agent's appointment. The agreement contains a covenant not to compete for a period of six years ending December 31, 1997 and requires commission payments to be made to the sales agent based on a declining percentage of sales for the customers covered by the sales agent's appointment. Venodyne incurred expenses of $213,457 under the agreement for the eleven month period ended February 24, 1996. In March 1996, the Parent entered into an agreement with Venodyne's former sales agent, whereby the Parent would be released from its obligations under the 1991 agreement for a lump sum payment. The 1996 agreement was entered into in contemplation of the Parent's intent to sell Venodyne to an unrelated third party. (Refer to Note 11). The lump sum payment to the former sales agent will be made from the proceeds received from the sale of Venodyne.

6.   COMMITMENTS

     Venodyne is committed to purchase consumables and certain other raw materials over the next several months at prevailing market prices at the time the commitment was made. At February 24, 1996, these committed purchases aggregated approximately $273,000.

     Venodyne has agreed to sell a specified number of consumable products to certain customers over the next three years at fixed prices which includes a normal price for consumables plus a premium amount to cover the cost of instruments purchased by the customer. (Refer to Note 3.)

7.   CONTINGENCIES

     The Parent has been named as a co-dependant in a certain legal action brought against a doctor. The litigation involves allegations of an alleged defect in a Venodyne instrument. Allegations against the doctor are based upon medical malpractice. The litigation is in the discovery stage and the Parent is vigorously defending the litigation. In the opinion of management, the resolution of the aforementioned litigation will not have a material impact on the financial position or results of operations of the Parent.



See independent auditors' report.

                             VENODYNE,
             A DIVISION OF ADVANCED INSTRUMENTS, INC.

            NOTES TO FINANCIAL STATEMENTS (Continued)

8.   PARENT'S EQUITY IN DIVISION

     Activity in parent's equity in division includes amounts due to Parent for disbursements made on behalf of Venodyne, amounts due from Parent for cash collected on behalf of Venodyne, divisional income and costs allocated to Venodyne by the Parent. The following is a summary of activity in parent's equity in division during the eleven month period ended February 24, 1996.


     Balance at beginning of period                            $ 1,552,290
     Less:
       Cash collected by Parent on behalf of the Venodyne       (3,398,985)
     Add:
       Cash disbursements made by Parent on behalf of
        Venodyne                                                 2,172,503
       Corporate costs allocated to Venodyne by Parent           1,024,330
       Venodyne's contribution to income                           102,014
                                                               -----------
     Balance at end of period                                  $ 1,452,152
                                                               -----------
                                                               -----------

     Certain corporate costs incurred by the Parent are allocated to the various divisions of the parent, including Venodyne. These costs are allocated utilizing methods deemed reasonable and appropriate by management. The following is a summary of cost and basis of allocation to Venodyne.

     Cost Category                 Amount   Basis of Allocation
     -------------              ----------  -------------------

     Cost of sales and rentals  $  394,601  Proportional to sales volume
     Engineering expense           132,652  Estimate of indirect divisional
                                             activity
     Selling expense                79,723  Proportional share of general
                                             selling expense
     General and administrative
      expense                      417,354  Proportional to total cost of sales
                                ----------
                                $1,024,330
                                ----------
                                ----------






See independent auditors' report.

                             VENODYNE,
             A DIVISION OF ADVANCED INSTRUMENTS, INC.

            NOTES TO FINANCIAL STATEMENTS (Continued)

9.   CONCENTRATIONS OF RISKS

     SOURCES OF SUPPLY

     The Venodyne Division currently buys its pumps, an important component of its instrument product, from one supplier. In addition, the Division buys all of its sleeves, an important consumable product, from one supplier. Although there are a limited number of manufacturers for these items, management believes that other suppliers could provide similar items on comparable terms. However, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

     EXPORT SALES

     Venodyne sells its products in Canada. Such sales were immaterial to Venodyne's sales for the eleven month period ended February 24, 1996.

10.  PRO FORMA ADJUSTMENT

     Beginning April 1, 1987, Advanced Instruments, Inc. has been treated as an S Corporation pursuant to the Internal Revenue Code. The objective of the pro forma adjustment reflected on Venodyne's income statement is to show the effect on the divisional income had the Parent company not been treated as an S corporation for income tax purposes.

     The pro forma adjustment reflects a provision for federal and state income taxes at an effective rate of 31.7%.

11.  SUBSEQUENT EVENT

     Venodyne's Parent is in the process of negotiating a purchase and sale agreement with a buyer, whereby the Parent will sell all of the assets of Venodyne to the buyer.














See independent auditors' report.

                                    MICROTEK
                    PRO FORMA COMBINED FINANCIAL INFORMATION

    The following unaudited pro forma combined balance sheet as of February 29, 1996 gives effect to Microtek's April 27, 1996 acquisition of Venodyne as if such acquisition had occurred on February 29, 1996. The following unaudited pro forma combined statement of operations for the three months February 29, 1996 gives effect to the acquisition of Venodyne as if such acquisition had occurred on December 1, 1994, and the unaudited pro forma condensed statement of operations for the year ended November 30, 1995 gives effect to such acquisition and to Microtek's acquisition of Medi-Plast on November 30, 1995 as if such acquisitions had occurred on December 1, 1994. These acquisitions have been accounted for using the purchase method of accounting.

    The pro forma combined financial statements should be read in conjunction with the historical consolidated financial statements of Microtek and the historical financial statements of Medi-Plast and Venodyne included elsewhere in this report.

    The pro forma combined information is not necessarily indicative of the results that would have been reported had such transactions occurred on the pro forma dates specified, nor is it necessarily indicative of future results.

                                    MICROTEK
                   UNAUDITED COMBINED PRO FORMA BALANCE SHEET
                               FEBRUARY 29, 1996

                                     ASSETS

                                                                                         PRO FORMA      PRO FORMA
                                                            MICROTEK   VENODYNE (1)   ADJUSTMENTS (2)   COMBINED
                                                            ---------  -------------  ---------------  -----------
                                                                                (IN THOUSANDS)
Current assets:
  Cash....................................................  $     667                                   $     667
  Accounts receivable, net................................      6,269    $     953                          7,222
  Inventories, net........................................     11,595          310                         11,905
  Deferred income taxes...................................        208                                         208
  Prepaid expenses and other assets.......................        522           22                            544
                                                            ---------  -------------                   -----------
    Total current assets..................................     19,261        1,285                         20,546
                                                            ---------  -------------                   -----------
Property and equipment, net...............................      5,394          187                          5,581
Intangible assets, net....................................     21,904          180       $   4,298         26,382
Investment in joint venture...............................        100                                         100
                                                            ---------  -------------       -------     -----------
    Total assets..........................................  $  46,659    $   1,652       $   4,298      $  52,609
                                                            ---------  -------------       -------     -----------
                                                            ---------  -------------       -------     -----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................  $   2,747    $     140                      $   2,887
  Accrued compensation....................................        280                                         280
  Other accrued liabilities...............................        830           60                            890
  Current portion of long term debt.......................      2,500                                       2,500
                                                            ---------  -------------                   -----------
    Total current liabilities.............................      6,357          200                          6,557
Long term debt............................................     18,209                    $   5,750         23,959
Deferred income taxes.....................................        231                                         231
                                                            ---------  -------------       -------     -----------
    Total liabilities.....................................     24,797          200           5,750         30,747
Shareholders' equity:
  Common stock............................................         48                                          48
  Additional paid in capital..............................     20,214                                      20,214
  Retained earnings.......................................      3,333                                       3,333
  Unearned shares -- ESOP.................................       (420)                                       (420)
  Parent's equity in division.............................                   1,452          (1,452)             0
                                                            ---------  -------------       -------     -----------
                                                               23,175        1,452          (1,452)        23,175
  Less: shares held in treasury...........................     (1,313)                                     (1,313)
                                                            ---------  -------------       -------     -----------
    Total shareholders' equity............................     21,862        1,452          (1,452)        21,862
                                                            ---------  -------------       -------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................  $  46,659    $   1,652       $   4,298      $  52,609
                                                            ---------  -------------       -------     -----------
                                                            ---------  -------------       -------     -----------

                                    MICROTEK
              UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED NOVEMBER 30, 1995

                                                                                                                     PRO FORMA
                                                          MICROTEK        MEDI-PLAST (1)        VENODYNE (1)        ADJUSTMENTS
                                                         -----------      --------------       --------------       -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............................................  $    30,059        $    5,144           $    3,961
Cost of goods sold.....................................       16,276             2,780                1,594          $    (383)(3)
                                                         -----------           -------              -------         -----------
  Gross profit.........................................       13,783             2,364                2,367                383
                                                         -----------           -------              -------         -----------
Operating expenses:
  Selling and marketing expenses.......................        5,471             1,377                1,611               (547)(4)
                                                                                                                           (250)(5)
  General and administrative expenses..................        3,326               807                  629               (118)(3)
  Research and development.............................          168                                    146
  Amortization of intangibles..........................          433                                                       632(6)
                                                         -----------           -------              -------         -----------
    Total operating expenses...........................        9,398             2,184                2,386               (283)
                                                         -----------           -------              -------         -----------
Income (loss) from operations..........................        4,385               180                  (19)               666
Interest income........................................                                                  10
Interest expense.......................................         (549)              (57)                                   (998)(7)
Losses of joint venture................................          (91)
Other income...........................................            8
                                                         -----------           -------              -------         -----------
Income (loss) before income tax provision (benefit)....        3,753               123                   (9)              (332)
Income tax provision (benefit).........................        1,445                                     (3)               (77)(8)
                                                         -----------           -------              -------         -----------
Net income (loss)......................................  $     2,308        $      123           $       (6)         $    (255)
                                                         -----------           -------              -------         -----------
                                                         -----------           -------              -------         -----------
Net income per common and common equivalent share......  $      0.47
                                                         -----------
                                                         -----------
Weighted average number of common and common equivalent
 shares outstanding....................................        4,927
                                                         -----------
                                                         -----------

                                                          PRO FORMA
                                                          COMBINED
                                                         -----------

Net sales..............................................  $   39,164
Cost of goods sold.....................................      20,267
                                                         -----------
  Gross profit.........................................      18,897
                                                         -----------
Operating expenses:
  Selling and marketing expenses.......................       7,662

  General and administrative expenses..................       4,644
  Research and development.............................         314
  Amortization of intangibles..........................       1,065
                                                         -----------
    Total operating expenses...........................      13,685
                                                         -----------
Income (loss) from operations..........................       5,212
Interest income........................................          10
Interest expense.......................................      (1,604 )
Losses of joint venture................................         (91 )
Other income...........................................           8
                                                         -----------
Income (loss) before income tax provision (benefit)....       3,535
Income tax provision (benefit).........................       1,365
                                                         -----------
Net income (loss)......................................  $    2,170
                                                         -----------
                                                         -----------
Net income per common and common equivalent share......  $     0.44
                                                         -----------
                                                         -----------
Weighted average number of common and common equivalent
 shares outstanding....................................       4,927
                                                         -----------
                                                         -----------

                                    MICROTEK
              UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 1996

                                                                                                PRO FORMA           PRO FORMA
                                                          MICROTEK         VENODYNE (1)        ADJUSTMENTS          COMBINED
                                                         -----------      --------------       -----------         -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............................................  $    9,067         $    1,132                             $   10,199
Cost of goods sold.....................................       4,715                456                                  5,171
                                                         -----------           -------                             -----------
  Gross profit.........................................       4,352                676                                  5,028
                                                         -----------           -------                             -----------
Operating expenses:
  Selling and marketing expenses.......................       1,460                469          $     (55)(5)           1,874
  General and administrative expenses..................       1,040                124                                  1,164
  Research and development.............................                             34                                     34
  Amortization of intangibles..........................         265                                    43(6)              308
                                                         -----------           -------         -----------         -----------
    Total operating expenses...........................       2,765                627                (12)              3,380
                                                         -----------           -------         -----------         -----------
Income from operations.................................       1,587                 49                 12               1,648
Interest expense.......................................        (316 )                                 (60)(7)            (376 )
Losses of joint venture................................         (46 )                                                     (46 )
                                                         -----------           -------         -----------         -----------
Income (loss) before income tax provision..............       1,225                 49                (48)              1,226
Income tax provision (benefit).........................         495                 19                (18)(8)             496
                                                         -----------           -------         -----------         -----------
Net income (loss)......................................  $      730         $       30          $     (30)         $      730
                                                         -----------           -------         -----------         -----------
                                                         -----------           -------         -----------         -----------
Net income per common and common equivalent share......  $     0.15                                                $     0.15
                                                         -----------                                               -----------
                                                         -----------                                               -----------
Weighted average number of common and common equivalent
 shares outstanding....................................       4,991                                                     4,991
                                                         -----------                                               -----------
                                                         -----------                                               -----------

                                    MICROTEK
          NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

(1) Reflects the historical operating results of Medi-Plast for the twelve months ended October 30, 1995, the historical balance sheet of Venodyne as of February 24, 1996 and the historical operating results of Venodyne for the year ended November 30, 1995 and the three months ended February 24, 1996.

(2) On April 27, 1996, Microtek purchased Venodyne through the issuance of a $5.75 million note payable. The purchase price may be increased by a contingent payment (not to exceed $1.0 million) based upon the future gross margin from the Company's sale of Venodyne products. Goodwill of $4.3 million recorded in conjunction with the acquisition is being amortized using the straight-line method over 25 years.

(3) Reflects a reduction in rent expense as a result of new contractual arrangements for facilities leased from the previous owners of Medi-Plast.

(4) Reflects a reduction in compensation expense as a result of new employment contracts entered into with certain Medi-Plast employees on November 30, 1995.

(5) Reflects the elimination of sales commissions associated with a sales commission agreement which was terminated in conjunction with the Venodyne acquisition.

(6)  Reflects  an  increase  in  amortization   expense  as  a  result  of   the
    acquisitions. Amortization of goodwill arising from the Medi-Plast and Venodyne acquisitions is being amortized over 25 years.

(7) Reflects an increase in interest expense associated with debt issued in conjunction with the acquisitions.

(8) Adjusts income tax expense to reflect the pro forma effect on income tax expense resulting from the acquisitions, and to record income tax expense on the pre-tax earnings of Medi-Plast. Prior to the acquisitions, Medi-Plast was an S Corporation and accordingly was not subject to federal and state income tax.

                              INDEX TO EXHIBITS

 3.1  Certificates of Incorporation of the Registrant (1)

 3.2  By-Laws of the Registrant, as amended (2)

10.1 Credit Agreement among the Registrant, certain of its subsidiaries, the guarantors named therein, the lenders named therein and Chemical Bank, as agent, dated as of October 1, 1991, and amended and restated as of November 30, 1995 (3)

10.2 Registration Rights Agreement between the Registrant, MicroPartners, L.P., and Chemical Bank (4)

10.3 Form of employment agreement between the Registrant and certain employees (1)

10.4  Form of Indemnification Agreement (1)

10.5  Incentive Stock Option Plan (1)

10.6 Asset Purchase Agreement dated November 30, 1995 among the Registrant, Medi-Plast International, Inc. and certain affiliates of Medi-Plast International, Inc. (5)

10.7 Asset Purchase Agreement dated April 27, 1996, between the Registrant and Advanced Instruments, Inc. (6)

10.8 Agreement and Plan of Merger, dated March 15, 1996, among the Registrant, Isolyser Company, Inc. and MMI Merger Corp. (4)

10.9 Asset Exchange Agreement, dated July 1995, between the Registrant and Xomed, Inc. (4)

11.1  Computation of net income per share (3)

21    Subsidiaries of the Registrant (3)

23.1  Consent of KPMG Peat Marwick LLP (4)

23.2  Consent of Olin Harrell, CPA (4)

23.3  Consent of Wolf & Company, P.C. (4)

___________________

(1) Filed as exhibit to registration statement on Form S-1 (No. 33-47461) and incorporated by reference herein.

(2) Filed as exhibit to Annual Report on Form 10-K filed with the Commission for the year ended 11/30/92 and incorporated by reference herein.

(3)  Previously filed.

(4)  Filed herewith.

(5)  Filed as Exhibit to Report on Form 8-K dated December 8, 1995.

(6)  Filed as Exhibit to Report on Form 8-K dated May 15, 1996.
                                      E-1