Form 10-Q
period 1996-05-31
MICROTEK MEDICAL INC
filed 1996-07-15
CIK 763180

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended:  May  31, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission file number:    0-20346

                             MICROTEK MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                           64-0700671
       (State of incorporation)                (IRS Employment
                                              Identification No.)

                                512 LEHMBERG ROAD
                              COLUMBUS, MISSISSIPPI              39702
                    (Address of principal executive offices)   (Zip Code)


                                 (601) 327-1863
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

     Yes   X        No
         -----          -----

     The number of shares of the registrant's common stock, $.01 par value, outstanding as of July 1, 1996, was 4,680,585 shares.

                             MICROTEK MEDICAL, INC.
                                      Index

                          PART I. FINANCIAL INFORMATION
                                                                     PAGE NUMBER
                                                                     -----------
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Statements of Earnings
             Three months ended May 31, 1996 and 1995. . . . . . . . . . . 3

          Condensed Consolidated Statements of Earnings
             Six months ended May 31, 1996 and 1995. . . . . . . . . . . . 4

          Condensed Consolidated Balance Sheets
             May 31, 1996 and November 30, 1995. . . . . . . . . . . . . . 5

          Condensed Consolidated Statement of Cash Flows
             Six months ended May 31, 1996 and 1995. . . . . . . . . . . . 6

          Notes to Consolidated Financial Statements . . . . . . . . . . . 7

          Auditor's Review Report. . . . . . . . . . . . . . . . . . . . . 8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . 9

                           PART II. OTHER INFORMATION

ITEM 5    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .13

          Exhibit 15: Letter Re: Unaudited Interim Financial
             Information . . . . . . . . . . . . . . . . . . . . . . . . .14

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                     Microtek Medical, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                 (In thousands)

                                                       Quarter Ended
                                                 May 31,            May 31,
                                                  1996               1995
                                                 --------------------------
Net sales                                        $9,970              $7,049
Cost of sales                                     4,975               3,893
                                                 --------------------------
   Gross profit                                   4,995               3,156

Selling, general and administrative
  expenses                                        3,042               2,202
Amortization of goodwill and
  other assets                                      268                  74
                                                 --------------------------
   Total operating expenses                       3,310               2,276
                                                 --------------------------

   Earnings from operations                       1,685                 880

Interest expense                                    371                 107
                                                 --------------------------

   Earnings before income taxes                   1,314                 773
Income taxes                                        451                 325
                                                 --------------------------

   Net earnings                                    $863                $448
                                                 --------------------------
                                                 --------------------------

Earnings per common share                         $0.17               $0.09
                                                 --------------------------
                                                 --------------------------

Weighted average common shares                    5,097               4,925

                     Microtek Medical, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                 (In thousands)

                                                     Six months ended
                                                May 31,             May 31,
                                                   1996                1995
                                                ---------------------------
Net sales                                       $19,037             $14,156
Cost of sales                                     9,690               8,123
                                                ---------------------------
   Gross profit                                   9,347               6,033

Selling, general and administrative
  expenses                                        5,588               4,327
Amortization of goodwill and
  other assets                                      533                 149
                                                ---------------------------
   Total operating expenses                       6,121               4,476
                                                ---------------------------

   Earnings from operations                       3,226               1,557

Interest expense                                    687                 206
                                                ---------------------------

   Earnings before income taxes                   2,539               1,351
Income taxes                                        946                 567
                                                ---------------------------

   Net earnings                                  $1,593                $784
                                                ---------------------------
                                                ---------------------------

Earnings per common share                         $0.32               $0.16
                                                ---------------------------
                                                ---------------------------

Weighted average common shares                    5,044               4,979

                     Microtek Medical, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                 May 31,          November 30,
                      Assets                      1996               1995
- ------------------------------------------------------------------------------
Current Assets
   Cash                                            $566                $308
   Accounts receivable-net                        7,496               5,592
   Inventories
     Raw material                                 3,003               2,261
     Work in process                              1,776               1,388
     Finished goods                               8,938               7,218
   Deferred income taxes                            212                 208
   Prepaid expenses and other current assets        835                 483
                                                ---------------------------
     Total current assets                        22,826              17,457
                                                ---------------------------

Property. plant, and equipment                    9,639               8,714
   Less accumulated depreciation                  3,819               3,263
                                                ---------------------------
     Net property, plant, and equipment           5,820               5,451
                                                ---------------------------

Goodwill and other assets                        26,399              22,208
                                                ---------------------------
                                                $55,045             $45,116
                                                ---------------------------
                                                ---------------------------

Liabilities and Stockholders' Equity
- -------------------------------------
Current Liabilities
   Current installments of long term debt        $2,500              $2,476
   Accounts payable                               3,015               2,692
   Accrued expenses                               1,495               2,007
                                                ---------------------------
     Total current liabilities                    7,010               7,175
                                                ---------------------------

Long term debt, excluding current installments   24,953              16,591
Deferred income taxes                               235                 231
                                                ---------------------------
     Total liabilities                           32,198              23,997
                                                ---------------------------

Stockholders' Equity
   Common stock                                      49                  48
   Additional paid-in-capital                    20,332              20,209
   Retained earnings                              4,199               2,595
   Unearned shares restricted to employee stock
    ownership plan                                 (420)               (420)
                                                ---------------------------
                                                 24,160              22,432
   Treasury stock                                (1,313)             (1,313)
                                                ---------------------------
     Total stockholders' equity                  22,847              21,119
                                                ---------------------------
                                                $55,045             $45,116
                                                ---------------------------
                                                ---------------------------

                     Microtek Medical, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                           Six Months Ended
                                                        -----------------------
                                                        May 31,         May 31,
                                                          1996           1995
                                                        -----------------------
Cash flows from operating activities
   Net earnings                                            $1,593         $784
   Adjustments to reconcile net earnings to cash
    provided (used) by operating activities:
     Depreciation and amortization                          1,089          524
     Changes in assets and liabilities:
      Accounts receivable                                    (768)        (159)
      Inventories                                          (1,966)       1,482
      Prepaid expenses and other current assets              (352)         111
      Accounts payable                                        323          399
      Accrued expenses                                       (511)        (283)
                                                        -----------------------
    Net cash provided (used) by operating activities         (593)       2,858
                                                        -----------------------

Cash flows from investing activities
    Additions to property, plant, and equipment
      net of acquisitions                                    (579)      (1,145)
    Acquisitions                                           (6,925)           -
    (Increases) in other intangibles                         (154)        (271)
                                                        -----------------------
    Net cash used by investing activities                  (7,658)      (1,416)
                                                        -----------------------


Cash flows from financing activities
    Net (repayments) borrowings under credit agreements     8,385         (565)
    Cash provided from exercised options                      124            -
    Purchase of treasury stock                                  -         (886)
                                                        -----------------------
    Net cash (provided)  used in financing activities       8,509       (1,451)
                                                        -----------------------

    Net increase (decrease) in cash                           258           (9)
Cash at beginning of period                                   308          233
                                                        -----------------------
Cash at end of period                                        $566         $224
                                                        -----------------------
                                                        -----------------------

                             Microtek Medical, Inc.
                   Notes to Consolidated Financial Statements

(1) Unaudited Interim Financial Statements

   In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation, have been included in the unaudited financial information for the interim periods ended May 31,1996 and May 31, 1995.

                      INDEPENDENT AUDITORS' REPORT

The Board of Directors
Microtek Medical, Inc.:


We have reviewed the condensed consolidated balance sheet of Microtek Medical, Inc. and subsidiaries as of May 31, 1996, the related condensed consolidated statements of earnings for the three-month and six-month periods ended May 31, 1996 and 1995, and the related condensed consolidated statements of cash flows for the six-month periods ended May 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Microtek Medical, Inc. and subsidiaries as of November 30, 1995 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of November 30, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Jackson, Missisippi                             KPMG Peat Marwick LLP
June 21, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES Net sales for the second quarter of fiscal 1996 increased 41% to $9.9 million from $7.0 million in the second quarter of fiscal 1995. For the six month period ended May 31, 1996, net sales increased 35% to $19.0 million from $14.2 million for the six month period ended May 31, 1995. The increases in net sales is associated with increases in base unit sales and the impact of the product line exchange which occurred during the third quarter of fiscal 1995 and the impact of acquisitions that occurred during the fourth quarter of fiscal 1995 and the second fiscal quarter of 1996.

GROSS PROFIT Gross profit increased to $5.0 million in the second quarter of fiscal 1996 as compared to $3.2 million in the second quarter of fiscal 1995.
As a percentage of net sales, gross profit increased to 50% for the second fiscal quarter of 1996 as compared to 45% for the second fiscal quarter of 1995. Gross profit for the six month period ended May 31, 1996 increased to $9.3 million from $6.0 million for the six month period ended May 31, 1995. As a percentage of net sales, gross profit for the six month period ended May 31,1996 was 49% as compared to 43% for the six month period ended May 31, 1995. This increase is the result of increased sales and the continued transition impact of moving significant production to the Company's Dominican Republic manufacturing facilities, and the impact of the product line exchange and the acquisitions that occurred in fiscal 1995 and 1996.

EARNINGS FROM OPERATIONS Earnings from operations increased to $1.7 million in the second quarter of fiscal 1996 as compared to $.9 million in the second quarter of fiscal 1995. For the six month period ended May 31, 1996, earnings from operations increased to $3.2 million as compared to $1.6 million for the six month period ended May 31, 1995. The increase in earnings from operations can be attributed to higher gross profit for fiscal 1996, offset by higher selling, general, and administrative expenses and amortization expense for fiscal 1996 as compared to fiscal 1995. As a percentage of net sales, selling, general and administrative cost decreased to 30% for the second quarter of fiscal 1996 as compared to 31% for the second quarter of fiscal 1995. For the six month period ended May 31, 1996, selling, general and administrative cost stated as a percentage of net sales decreased to 29% as compared to 31% for the six month period ended May 31, 1995. Selling, general and administrative cost as a percentage of net sales decreased because of lower variable selling cost, such as commissions, as a percent of net sales. The lower commission costs are primarily associated with sales mix. The increase in amortization expense is related to goodwill from the product line exchange and the acquisitions that occurred in fiscal 1995 and 1996.

NET EARNINGS As a result of increased sales and gross profits, and selling, general, and administrative expenses, net earnings increased to $.9 million for the second quarter of fiscal 1996 as compared to $.4 million for the second fiscal quarter of 1995. For the six month period ended May 31,1996, net earnings increased to $1.6 million as compared to $.8 million for the six month period ended May 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES   At May 31, 1996 the Company had a $9.0
million revolving credit facility, of which $8.3 million of borrowings were outstanding. The credit facility is secured by substantially all of the Company's assets and currently bears interest at LIBOR plus 1.5% or the lenders base rate plus .5%. At May 31, 1996, the interest rate on $4.5 million of the outstanding revolver was tied to the LIBOR rate. In addition to the revolving credit facility, the Company also had outstanding at May 31, 1996 a term loan in the amount of $13.0 million and $5.0 million in unsecured acquisition notes payable. The term loan is secured by property, plant, and equipment, and bears interest at LIBOR plus 1.75% and is payable in twenty quarterly installments of $600,000 plus interest, through November, 2000.

Working capital at May 31,1996 was $15.8 million as compared to $10.3 million at November 30, 1995. The Company's current ratio is 3.26 at February 28, 1996 as compared to 2.43 at November 30, 1995.

The Company's accounts receivable turnover ratio remained stable for the first six months of fiscal 1996. Inventories increased $2.0 million dollars in the first six months of fiscal 1996. A portion of the increase in inventories was the result of planned increases of certain finished products and raw materials to increase product response time and to minimize the possibility of out of stock situations that could occur because of the significant lead times associated with manufacturing in the Dominican Republic. The balance of the increase in inventories can be associated with the acquisitions that have
occurred during the past seven months.   The decrease in accrued expenses is the
result of the payment of certain obligations which had been accrued at November 30, 1995. Cash used by operating activities was $.6 million for the six months ended May 31, 1996 as compared to cash provided by operating activities of $2.8 million for the six months ended May 31, 1995. This decrease resulted primarily from increased earnings, offset by the above changes in current assets and liabilities.

The increase in cash used by investing activities is primarily the result of lower additions to property, plant and equipment, offset by the cost of two acquisitions which occurred during the second fiscal quarter of 1996. The Company anticipates that funds generated from operations, together with its existing credit facility will be sufficient to fund all investing activities for the current fiscal year. In the event that appropriate opportunities arise to acquire as yet unidentified product lines or businesses related to the Company's business, the Company may require additional financing to pursue these acquisition opportunities.

The net decrease in cash flows from operating activities and the increase in cash used by investing activities resulted in net borrowings of $8.4 million in the six months ended May 31, 1996.

EFFECTS OF INFLATION AND CURRENCY EXCHANGE RATES The Company does not believe its operations have been adversely affected by inflation.

The Company currently purchases all materials used in its products in US dollars. The effect of a weaker dollar throughout the second quarter of fiscal 1996 has not had a material effect on the Company. The Company had export sales denominated in British Pounds of L.4 million or $.6 million dollars. As sales denominated in British Pounds increase, the Company could be affected by the relationship of the U.S. dollar to the foreign currency.

NEW ACCOUNTING PRONOUNCEMENTS In December 1991 and October 1994, respectively, the FASB issued SFAS No 107, "Disclosures about Fair Value of Financial Instruments" and SFAS 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which amended SFAS 107. Statements 107 and 119 require the disclosure of fair value of financial instruments (both on- and off-balance sheet) for which it is practicable to estimate that value, the methods and significant assumptions used to estimate fair value, and the credit risk, market risk, cash requirements and accounting policies for such instrument. In addition SFAS 119 encourages but does not require the disclosure of quantitative information about interest rate, foreign exchange, commodity price, or other market risks of derivative financial instruments that is consistent with the way an entity manages or adjusts those risks and that is useful for comparing the results of applying an entity's strategies to is objective for holding or issuing the derivative financial instruments. The Company adopted these statements on December 1, 1995. Their adoption requires additional disclosures about fair values of financial instruments but does not affect the results of operations of the Company.

     On December 30, 1994 the AICPA published Statement of Position 94-6 "Disclosure of Certain Risk and Uncertainties." This statement was adopted by the Company on December 1, 1995 and requires additional disclosures about the use of estimates in preparation of the Company's financial statements and risks resulting from concentrations of customers, suppliers, labor, markets, geographic areas, etc.

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

ITEM 5.  OTHER INFORMATION.

     On June 23, 1996, the Company entered into a revised definitive merger agreement with Isolyser Company, Inc., pursuant to which the Company would become a wholly owned subsidiary of Isolyser in a pooling-of-interest
transaction.   Pursuant to the revised agreement, Microtek's shareholders will receive Isolyser common stock in an exchange ratio that values Microtek stock at $16.50 per share if the average price of Isolyser common stock is between $10.00 and $15.00 per share; a fixed exchange ratio of 1.1 shares of Isolyser stock if the average price per share of Isolyser stock is $15.00 or more; and a fixed exchange ratio of 1.65 shares of Isolyser stock if the average price per share of Isolyser stock is $10.00 or less. If the average price of Isolyser stock is less than $10.00 per share, then either Isolyser or Microtek may elect to terminate the merger agreement. The average price per share of Isolyser common stock will be determined over a 20-day trading period immediately preceding the fifth trading day prior to the closing.

     The merger is subject to approval by shareholders of both Microtek and Isolyser and to normal regulatory approvals and other customary conditions.

     The transaction is expected to close during the third calendar quarter of 1996 and is subject to satisfaction of all closing conditions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

          Exhibit 15  Letter Re:   Unaudited financial information

B. A report on Form 8-K was filed on May 15, 1996, regarding the acquisition of the assets of the Venodyne division ("Venodyne") of Advanced Instruments, Inc. The required financial statements of Venodyne were filed on Form 10-K/A (Amendment No. 2) which was filed on May 23,1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 15, 1996

                                        MICROTEK MEDICAL, INC.
                                        (Registrant)

                                        /S/ Kimber L. Vought
                                        ------------------------------
                                        Kimber L. Vought
                                        President and Chief Executive Officer


                                        /S/ Dan R. Lee
                                        -------------------------------
                                        Dan R.  Lee
                                        Chief Financial and
                                        Operating Officer